Form 10QSB
period 1995-06-30
ANGELES PARTNERS 16
filed 1995-08-14
CIK 812187

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report

                     (As last amended by 34-32231, eff. 6/3/93.)

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                     Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995


      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES  EXCHANGE ACT

                    For the transition period.........to.........

                           Commission file number 0-16209


                                ANGELES PARTNERS 16
          (Exact name of small business issuer as specified in its charter)


               California                                     95-4106417
      (State or other jurisdiction of                       (IRS Employer
      incorporation or organization)                     Identification No.)

      One Insignia Financial Plaza, P.O. Box 1089
         Greenville, South Carolina                                   29602
      (Address of principal executive offices)                      (Zip Code)


                      Issuer's telephone number (803) 239-1000



      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      a)                         ANGELES PARTNERS 16

                                    BALANCE SHEET
                                     (Unaudited)

                                    June 30, 1995



       Assets
             Cash:

                   Unrestricted                                          $   814,695

                   Restricted--tenant security deposits                       61,750
             Accounts receivable                                               8,842

             Escrow for taxes                                                239,953

             Restricted escrows                                            1,439,055

             Other assets                                                    228,923
             Investment properties:

                   Land                                   $ 1,075,589

                   Buildings and related personal
                         property                          10,566,293

                                                           11,641,882
                   Less accumulated depreciation           (2,861,661)     8,780,221

                                                                         $11,573,439

             Liabilities and Partners' (Deficit)


             Liabilities
                   Accounts payable                                      $    29,248

                   Tenant security deposits                                   64,877

                   Accrued taxes                                             321,994

                   Other liabilities                                       2,651,644
                   Notes payable, including $2,446,947
                         in default                                       13,680,446


             Partners' Deficit
                   General partner                        $  (169,549)

                   Limited partners' capital (14,033
                         units issued and outstanding)     (5,005,221)    (5,174,770)
                                                                         $11,573,439



                   See Accompanying Notes to Financial Statements

      b)                         ANGELES PARTNERS 16

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                          Three Months Ended          Six Months Ended
                                              June 30,                   June 30,

                                           1995          1994          1995           1994
       Revenues:
         Rental income                 $   687,162    $  813,919    $1,546,174    $ 1,739,346

         Other income                       47,228        32,686        93,714         88,553

             Total revenues                734,390       846,605     1,639,888      1,827,899
       Expenses:

         Operating                         979,773       225,222     1,234,258        519,015

         General and administrative         49,856        72,163        94,074        138,572

         Property management fees           40,059        42,952        77,465         92,758
         Maintenance                        85,285        64,944       150,094        151,654

         Depreciation                      167,156       165,329       328,092        330,081

         Amortization                        6,331         1,717        11,833          3,433

         Interest                          447,478       473,728       919,764        934,938
         Property taxes                    255,521       332,125       531,935        581,621

         Bad debt expense (recovery)            --        57,157        (4,226)        25,110

         Tenant reimbursements            (234,606)     (363,442)     (298,142)      (826,805)

             Total expenses              1,796,853     1,071,895     3,045,147      1,950,377
         Loss before gain on sale
           of investment property
           and extraordinary item       (1,062,463)     (225,290)   (1,405,259)      (122,478)

       Gain on sale of investment
           property                        610,767            --       610,767             --

       Loss before extraordinary
           item                           (451,696)           --      (794,492)            --

       Extraordinary item - gain
           on early extinguishment
           of debt                          56,203            --        56,203             --
             Net loss                   $ (395,493)   $ (225,290)   $ (738,289)   $  (122,478)

       Net loss allocated
        to general partner  (1%)        $   (3,955)   $   (2,253)   $   (7,383)   $    (1,225)

       Net loss allocated
        to limited partners (99%)         (391,538)     (223,037)     (730,906)      (121,253)

                                        $ (395,493)   $ (225,290)   $ (738,289)   $  (122,478)


                   See Accompanying Notes to Financial Statements

      b)                         ANGELES PARTNERS 16

                                     (Unaudited)



                                          Three Months Ended          Six Months Ended
                                               June 30,                 June 30,

                                           1995           1994        1995         1994
       Per limited partnership unit:

         Loss before
             extraordinary item         $  (31.87)    $   (15.88)  $   (56.05)  $  (8.63)

         Extraordinary item                  3.97             --         3.97         --
         Net loss                       $  (27.90)    $   (15.88)  $   (52.08)  $  (8.63)


                   See Accompanying Notes to Financial Statements

      c)                         ANGELES PARTNERS 16

                    STATEMENT OF CHANGES IN PARTNERS' (DEFICIT)
                                    (Unaudited)






                                          Limited
                                        Partnership   General        Limited
                                           Units      Partners      Partners         Total

       Original capital

          contributions                    14,050    $   1,000    $14,050,000    $14,051,000
       Partners' deficit at
          December 31, 1994                14,033    $(162,166)   $(4,274,315)   $(4,436,481)

       Net loss for the six months
          ended June 30, 1995                  --       (7,383)      (730,906)      (738,289)

       Partners' deficit at
          June 30, 1995                    14,033    $(169,549)   $(5,005,221)   $(5,174,770)




                   See Accompanying Notes to Financial Statements

      d)                         ANGELES PARTNERS 16

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)



                                                                Six Months Ended
                                                                    June 30,
                                                               1995           1994
       Cash flows from operating activities:
          Net loss                                          $ (738,289)   $ (122,478)

          Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

             Depreciation                                      328,092       330,081

             Amortization of loan costs and leasing
              commissions                                       25,179        17,776
             Gain on sale of investment property              (610,767)           --

             Bad debt (recovery) expense                        (4,226)       25,110

             Extraordinary item - gain on early
              extinguishment of debt                           (56,203)           --

          Change in accounts:
             Restricted cash                                     7,986        (8,811)

             Accounts receivable                                43,898      (215,101)

             Escrows for taxes                                  68,253        61,193

             Other assets                                      (40,874)           --
             Accounts payable                                    1,767       (74,163)

             Tenant security deposit liabilities                 6,891         1,673

             Accrued taxes                                     (21,505)     (523,883)

             Other liabilities                                (246,977)      703,907
                  Net cash (used in) provided by
                      operating activities                  (1,236,775)      195,304

       Cash flows from investing activities:

          Property improvements and replacements              (269,206)      (19,987)

          Proceeds from sale of investment property          9,862,641            --
          Deposits to restricted escrows                    (1,345,580)      (43,725)

          Withdrawals from restricted escrows                   83,546            --

                  Net cash provided by (used in)
                       investing activities                  8,331,401       (63,712)


                  See Accompanying Notes to Financial Statements

d)                  ANGELES PARTNERS 16
               STATEMENTS OF CASH FLOWS (Continued)
                     (Unaudited)



                                                              Six Months Ended
                                                                   June 30,

                                                              1995           1994

       Cash flows from financing activities:
          Repayment of notes payable                      $(8,035,528)    $       --

          Payments on notes payable                           (17,659)       (39,837)

             Net cash used in financing activities         (8,053,187)       (39,837)
       Net (decrease) increase in cash                       (958,561)        91,755

       Cash at beginning of period                          1,773,256        983,119

       Cash at end of period                              $   814,695     $1,074,874
       Supplemental disclosure of cash flow

          flow information:
          Cash paid for interest                          $ 1,889,668     $  236,598




                   See Accompanying Notes to Financial Statements

      e)                         ANGELES PARTNERS 16

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

      Note A - Going Concern


         The financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership has incurred recurring operating losses and continues to suffer from inadequate liquidity. In addition, there are limited identified capital resources available to the Partnership. As a result, the Partnership has not had cash available to perform the substantial rehabilitation necessary at each of the investment properties.

         The Partnership is in default on $2,446,947 of its indebtedness due to its inability to make interest and principal payments when due. The debt is unsecured debt of the Partnership payable to Angeles Mortgage Investment Trust ("AMIT").

         On June 12, 1995, the Partnership sold the investment property, North Prior Industrial Park, for $10,450,000 to an unrelated third party. The net proceeds were used to pay the first mortgage and related accrued interest. Accrued interest of $56,203 related to the first mortgage was forgiven, and a total gain of $610,767 was realized on the sale. A principal payment of $117,384 was made on the AMIT debt, which will now become unsecured debt of the Partnership. (See Note D for further details). Prior to the sale, this property had been in receivership.

         The Partnership is presently paying non-debt related expenses of the properties, is current on its mortgages on its other two investment properties and is negotiating forbearance agreements with AMIT on the debt in default.

         As a result of the above conditions, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets or amounts or classification of liabilities that may result from these uncertainties.

      Note B - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.


         Certain reclassifications have been made to the June 30, 1994, information to conform to the June 30, 1995, presentation.

      Note C - Transactions with Affiliated Parties

         The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the six months ended June 30, 1995 and 1994:


                                                            1995         1994


       Property management fees                           $77,465        $92,758
       Reimbursement for services of affiliates            46,681         80,964

       Marketing services                                     112            595


         The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

         In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

         This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $1,516,789 at June 30, 1995, and June 30, 1994, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $82,791 and $54,984 for the six months ended June 30, 1995 and 1994, respectively.

         AMIT currently holds two unsecured note receivables from the Partnership. Total indebtedness of $2,446,947 and $2,564,331 was in default at June 30, 1995, and June 30, 1994, respectively. A principal payment of $117,384 was made as a result of the sale of North Prior on June 12, 1995. Total interest expense on this financing was $220,622 and $193,415 for the six months ended June 30, 1995 and 1994, respectively. Accrued interest was $939,560 at June 30, 1995.

         MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 33% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote).  Between the date of acquisition of these shares (November 24,
      1992) and March 31, 1995, MAE GP has declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

         As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

         Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT the result of which is MAE GP will be able to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in
      Section 6.13 of the Declaration of Trust of AMIT.

      Note D - Contingencies

         On June 12, 1995, North Prior Industrial Park was sold for $10,450,000 to an unrelated party. The net proceeds were used to pay off the first mortgage and related accrued interest. Accrued interest of $56,203 related to the first mortgage was forgiven. Proceeds were also used to pay down the AMIT debt in the amount of $117,384. A gain was recognized on the sale of $610,767. The AMIT debt that had been the second mortgage of the property became unsecured debt of the Partnership, the principal balance of which is $1,587,420, which is currently in default. As required by the sales agreement the Partnership has set up three escrows as described below:

      Tenant Improvements Escrow - This $200,000 escrow is being held pending completion of tenant improvements that were begun by the receiver prior to the sale. As the improvement projects are completed the funds will be disbursed. The projects are expected to be completed prior to December 31, 1995. All funds are expected to be used in the improvement projects; however, any remaining funds will be used to reduce the AMIT debt discussed above.

      Environmental Escrow - This $900,000 escrow was established for costs associated with fuel oil contamination at the property. In January 1993, a local fuel oil distributor pumped fuel oil into a testing well instead of into the storage tank at North Prior Industrial Park. The Partnership notified the necessary authorities and engaged an environmental engineering firm to develop a plan of action to clean up the site. The cost of the clean up, which is not covered by insurance, is estimated to be approximately $900,000 over a five year period. A liability was recorded for $200,000 in 1993, an additional liability was recorded during the three month period ended June 30, 1995, for the amount of $746,488. During 1994, the Partnership paid $46,488 relating to the remediation; a balance of $900,000 is included in "Other liabilities" at June 30, 1995. The Partnership entered into an Environmental Undertaking and Indemnity Agreement with the buyer of the property limiting the Partnership's liability with regard to the clean up of this site to the balance of the escrow account. This agreement will terminate when the Partnership receives a "Site Closure Letter" from the Minnesota Pollution and Control Agency. Upon receipt of this letter, any remaining funds in the escrow account will be used to pay down the AMIT debt discussed above. In January 1995, the holder of the first mortgage, along with the receiver, initiated two separate lawsuits against the Partnership, among others, for damages sustained as a result of the above. The General Partner believes that the former holder of the first mortgage will not pursue their lawsuit. The General Partner also believes that prior to December 31, 1995, the Partnership will be substituted in as the Plaintiff in the lawsuit initiated by the former receiver in a suit filed against the fuel distributor, among others. However, the outcome of these claims is uncertain and their effect on the Partnership cannot presently be determined.

         North Prior Industrial Park also had ground water contamination that originated off site. In 1994 the Minnesota Pollution and Control Agency issued a "No Further Action" letter to the party responsible for causing the problem. There have been no claims against the Partnership for this matter.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1995 and 1994:


                                                            Average
                                                           Occupancy



       Property                                          1995        1994
       Whispering Pines Apartments
          Fitchburg, Wisconsin                            94%         99%
       Silver Ridge Apartments
          Maplewood, Minnesota                            92%         89%

         The Partnership realized a net loss for the three and six months ended June 30, 1995, of $395,493 and $738,289, respectively as compared to a net loss for the three and six months ended June 30, 1994, of
      $225,290 and $122,478 respectively.   The increase in the net loss in
      1995 as compared to 1994 is due to the accrual of $746,488 in the second quarter of 1995 for the estimated costs associated with the environmental clean up of North Prior Industrial Park (See Note D for additional information). Partially offsetting this expense is the gain recognized on the sale of North Prior Industrial Park on June 12, 1995 (See discussion below).

         Rental income decreased for the three and six months ended June 30, 1995, as compared to the three and six months ended June 30, 1994, due to the sale of North Prior on June 12, 1995, resulting in the loss of rental revenue at this property for the remainder of the month of June. Also contributing to the decrease in rental income was the decrease in occupancy at Whispering Pines Apartments, partially offset by the increase in occupancy at Silver Ridge Apartments.

         Operating expenses increased due to the estimated clean up costs at North Prior, as discussed above, which was partially offset by decreases in gas bills, administrative costs, and liability insurance at North Prior Industrial Park for the three and six months ended June 30, 1995, versus the three and six months ended June 30, 1994. General and administrative expenses decreased primarily due to decreased cost reimbursements for partnership accounting, asset management and investor services. The decrease in property management fees is attributable to the decrease in rental income, as such fees are based on revenue. Amortization expense increased for the three and six months ended June 30, 1995, as compared to the three and six months ended June 30, 1994, due to the addition of lease commissions at North Prior Industrial Park during the first six months of 1995. Property tax expense decreased due to lower tax bills at North Prior Industrial Park. The bad debt recovery for the six months ended June 30, 1995, relates to past due amounts received by North Prior Industrial Park that had been previously reserved. The bad debt expense for the three and six months ended June 30, 1994, can be attributed to the reserving of accounts receivable at North Prior Industrial Park that were considered uncollectible.
      Finally, more than offsetting the above decreases in expense was the decrease in tenant reimbursements for the three and six months ended
     June 30, 1995, as compared to the three and six months ended June 30,

      1994. The decreases in operating and tax expenses contributed to the decrease in tenant reimbursements. Furthermore, due to changes in management companies of North Prior Industrial Park, the detailed data needed to accurately estimate the receivable was not available and, therefore, tenant reimbursements were underestimated in 1993 resulting in a large amount of recoveries in the first six months of 1994.


         As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

         At June 30, 1995, the Partnership had unrestricted cash of $814,695 versus $1,074,874 at June 30, 1994. Net cash used in operating activities increased for the six months ended June 30, 1995, due to the increase in other liabilities. Net cash provided by investing activities increased due to the proceeds from the sale of North Prior Industrial Park. Net cash used in financing activities increased due to payments made on mortgage principal balances from the proceeds of the sale of North Prior Industrial Park.


         The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets. Such assets are currently thought to be sufficient for any near-term needs of the Partnership.

         The financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership has incurred recurring operating losses and continues to suffer from inadequate liquidity. In addition, there are limited identified capital resources available to the Partnership. As a result, the Partnership has not had cash available to perform the substantial rehabilitation necessary at each of the investment properties.

         The Partnership is in default on $2,446,947 of its indebtedness due to its inability to make interest and principal payments when due. The debt is unsecured debt of the Partnership payable to Angeles Mortgage Investment Trust ("AMIT").


         On June 12, 1995, the Partnership sold the investment property, North Prior Industrial Park, for $10,450,000 to an unrelated third party. The net proceeds were used to pay the first mortgage and related accrued interest. Accrued interest of $56,203 related to the first mortgage was forgiven, and a total gain of $610,767 was realized on the sale. A principal payment of $117,384 was made on the AMIT debt, which will now become unsecured debt of the Partnership. (See Note D for further details).

         The Partnership is presently paying non-debt related expenses of the properties, is current on its mortgages on its other two investment properties and is negotiating forbearance agreements with AMIT on the debt in default.

         As a result of the above conditions, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets or amounts or classification of liabilities that may result from these uncertainties.

         The second mortgage secured by the Silver Ridge Apartments property in the amount of $775,000 matures in December 1995. The General Partner intends to refinance this indebtedness.

                            PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

         In January 1993, a local fuel oil distributor pumped fuel oil into a testing well instead of into the storage tank at North Prior Industrial Park. The Partnership notified the necessary authorities and engaged an environmental engineering firm to develop a plan of action to clean up the site. The cost of the clean up, which is not covered by insurance, is estimated to be approximately $900,000 over a five year period. A liability was recorded for $200,000 in 1993, an additional liability was recorded during the three month period ended June 30, 1995, for the amount of $746,488. During 1994, the Partnership paid $46,488 relating to the remediation; a balance of $900,000 is included in "Other
      liabilities" at June 30, 1995.   The Partnership entered into an
      Environmental Undertaking and Indemnity Agreement with the buyer of the property limiting the Partnership's liability with regard to the clean up of this site to the balance of the escrow account. This agreement will terminate when the Partnership receives a "Site Closure Letter" from the Minnesota Pollution and Control Agency. Upon receipt of this letter, any remaining funds in the escrow account will be used to pay down the AMIT debt discussed above. In January 1995, the holder of the first mortgage, along with the receiver, initiated two separate lawsuits against the Partnership, among others, for damages sustained as a result of the above. The General Partner believes that the former holder of the first mortgage will not pursue their lawsuit. The General Partner also believes that prior to December 31, 1995, the Partnership will be substituted in as the Plaintiff in the lawsuit initiated by the former receiver in a suit filed against the fuel distributor, among others. However, the outcome of these claims is uncertain and their effect on the Partnership cannot presently be determined.

         AMIT, a real estate investment trust, made a loan to the Partnership in October 1992 in the amount of $1,879,804, secured by the Partnership's real property known as North Prior Industrial Park, on a non-recourse basis. In January 1993, the Partnership repaid $175,000 in principal on this loan. As mentioned previously, the Partnership paid $117,384 in principal on this loan from the sales proceeds of this property. The Partnership believed that the loan was a non-recourse obligation. AMIT has asserted that the loan is recourse by virtue of a certain amendment purportedly entered into as of November 1, 1992, but which the Partnership has been informed and believes was actually executed in December 1992. The Partnership has been further informed and believes that the amendment may have been executed at the direction of Angeles by an individual in his purported capacity as an officer of the General Partner of the Partnership at a time when such person was not in fact an officer of such entity. Accordingly, the Partnership has filed a Proof of Claim in the Angeles bankruptcy proceeding with respect
      to such purported amendment.   Additionally, the Partnership filed a
      Proof of Claim in the Angeles Funding Corporation and Angeles Real Estate Corporation bankruptcy proceedings on similar grounds. Both Angeles Funding Corporation and Angeles Real Estate Corporation are affiliates of Angeles. Subsequently, the Partnership has determined that the original note agreement was in fact recourse and therefore, the Partnership's Proofs of Claim will be withdrawn.

         MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 33% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote).  Between the date of acquisition of these shares (November 24,
      1992) and March 31, 1995, MAE GP has declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

         As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997.
      AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

         Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT the result of which is MAE GP will be able to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in
      Section 6.13 of the Declaration of Trust of AMIT.


         The Registrant is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


            a)  Exhibits:


            10.11 Purchase Agreement with Exhibits between Angeles Partners 16 and North Prior, L.L.C. dated March 3, 1993, documenting the sale of North Prior Industrial Park.

            10.12 First Amendment to Purchase Agreement with Exhibits between Angeles Partners 16 and North Prior, L.L.C. dated
            June 12, 1995, documenting the sale of North Prior Industrial Park.

            10.13 Assignment and Assumption of Leases with Exhibits between Angeles Partners 16 and North Prior, L.L.C. dated June 12, 1995.

            10.14 Assignment and Assumption of Service Contracts with Exhibits between Angeles Partners 16 and North Prior Industrial, L.L.C. dated June 12, 1995.


            10.15 Assignment of Permits and Warranties with Exhibits between Angeles Partners 16 and North Prior, L.L.C. dated June 12, 1995.

            10.16 Assignment of Rents and Leases with Exhibits between Angeles Partners 16 and Towle Real Estate Company dated
            June 12, 1995.

            10.17 Assignment of Service Contracts with Exhibits between Angeles Partners 16 and Towle Real Estate Company dated
            June 12, 1995.

            10.18 Assignment of Permits and Warranties with Exhibits between Angeles Partners 16 and Towle Real Estate Company dated June 12, 1995.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.



                b)  Reports on Form 8-K:

                    A Form 8-K dated June 12, 1995, was filed reporting the sale of North Prior Industrial Park, located at 429 North Prior Avenue, 475 North Prior Avenue, and 545 North Prior Avenue in St. Paul, Minnesota.

                                     SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    ANGELES PARTNERS 16

                                    By:   Angeles Realty Corporation II
                                          General Partner



                                    By:


                                          Carroll D. Vinson
                                          President




                                    By:
                                          Robert D. Long, Jr.
                                          Controller and Principal
                                          Accounting Officer




                                    Date: August 14, 1995

                                     SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    ANGELES PARTNERS 16

                                    By:   Angeles Realty Corporation II
                                          General Partner



                                    By:   /s/Carroll D. Vinson
                                          Carroll D. Vinson

                                          President




                                    By:   /s/Robert D. Long
                                          Robert D. Long
                                          Controller and Principal
                                          Accounting Officer



                                    Date: August 11, 1995