Form 10QSB
period 1995-09-30
ANGELES PARTNERS 16
filed 1995-11-13
CIK 812187

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


                For the quarterly period ended September 30, 1995


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

ITEM 1.  FINANCIAL STATEMENTS

a)                             ANGELES PARTNERS 16

                                  BALANCE SHEET
                                   (Unaudited)

                               September 30, 1995
 Assets
       Cash:
           Unrestricted                                             $   825,832
           Restricted--tenant security deposits                          63,700
       Accounts receivable                                                8,617
       Escrow for taxes                                                 263,736
       Restricted escrows                                             1,375,582
       Other assets                                                     226,045
       Investment properties:
           Land                                      $ 1,075,589
           Buildings and related personal property    10,594,664
                                                      11,670,253
           Less accumulated depreciation              (2,934,019)     8,736,234

                                                                    $11,499,746

       Liabilities and Partners' Deficit
       Liabilities
           Accounts payable                                         $    40,610
           Tenant security deposits                                      64,341
           Accrued taxes                                                452,154
           Other liabilities                                          2,741,157
           Notes payable, including $2,342,345 in
                 default                                             13,569,347

       Partners' Deficit
           General partner                           $  (171,480)
           Limited partners (14,033 units
                 issued and outstanding)              (5,196,383)    (5,367,863)
                                                                    $11,499,746

[FN]

                 See Accompanying Notes to Financial Statements

b)                             ANGELES PARTNERS 16

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three Months Ended          Nine Months Ended
                                             September 30,              September 30,
                                          1995           1994        1995           1994
 Revenues:
   Rental income                     $   587,307    $  865,076   $2,133,481   $ 2,604,422
   Other income                           64,608        57,921      158,322       146,474
       Total revenues                    651,915       922,997    2,291,803     2,750,896
 Expenses:
   Operating                             206,699       205,666    1,440,957       724,681
   General and administrative             36,797        28,068      130,871       166,640
   Property management fees               31,524        45,990      108,989       138,748
   Maintenance                            69,078        56,648      219,172       208,302
   Depreciation                           72,358       167,280      400,450       497,361
   Amortization                               --         1,716       11,833         5,149
   Interest                              298,063       391,340    1,217,827     1,326,278
   Property taxes                        130,489       335,902      662,424       917,523
   Bad debt (recovery) expense                --       (17,586)      (4,226)        7,524
   Tenant reimbursements                      --      (125,212)    (298,142)     (952,017)
       Total expenses                    845,008     1,089,812    3,890,155     3,040,189

   Loss before gain on sale of
     investment property and
     extraordinary item                 (193,093)     (166,815)  (1,598,352)     (289,293)
 Gain on sale of investment
     property                                 --            --      610,767            --
 Loss before extraordinary item         (193,093)     (166,815)    (987,585)     (289,293)
 Extraordinary item - gain on
   early extinguishment of debt               --            --       56,203            --
       Net loss                       $ (193,093)   $ (166,815)  $ (931,382)  $  (289,293)
 Net loss allocated to general
   partner  (1%)                      $   (1,931)   $   (1,668)  $   (9,314)  $    (2,893)
 Net loss allocated to limited
   partners (99%)                       (191,162)     (165,147)    (922,068)     (286,400)

                                      $ (193,093)   $ (166,815)  $ (931,382)  $  (289,293)
 Per limited partnership unit:
   Loss before extraordinary item     $   (13.62)   $   (11.75)  $   (69.67)  $    (20.38)
   Extraordinary item                         --            --         3.97            --
   Net loss                           $   (13.62)   $   (11.75)  $   (65.70)  $    (20.38)

[FN]

                 See Accompanying Notes to Financial Statements

c)                             ANGELES PARTNERS 16

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)


                                     Limited
                                   Partnership    General       Limited
                                      Units       Partner       Partners        Total
 Original capital contributions       14,050     $   1,000    $14,050,000    $14,051,000
 Partners' deficit at
     December 31, 1994                14,033     $(162,166)   $(4,274,315)   $(4,436,481)
 Net loss for the nine months
     ended September 30, 1995             --        (9,314)      (922,068)      (931,382)
 Partners' deficit at
    September 30, 1995                14,033     $(171,480)   $(5,196,383)   $(5,367,863)

[FN]

                 See Accompanying Notes to Financial Statements

d)                             ANGELES PARTNERS 16

                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Nine Months Ended
                                                                    September30,
                                                                 1995         1994
Cash flows from operating activities:
   Net loss                                                   $ (931,382) $ (289,293)
   Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
      Depreciation                                               400,450     497,361
      Amortization of loan costs and leasing commissions          27,365      26,664
      Gain on sale of investment property                       (610,767)         --
      Bad debt expense                                                --       7,524
      Extraordinary item - gain on early extinguishment
       of debt                                                   (56,203)         --
   Change in accounts:
      Restricted cash                                              6,036      (7,861)
      Accounts receivable                                         39,897      12,433
      Escrows for taxes                                           44,470     (63,042)
      Other assets                                               (40,182)         --
      Accounts payable                                            13,129     (51,381)
      Tenant security deposit liabilities                          6,355         723
      Accrued taxes                                              108,655    (187,982)
      Due to affiliates                                               --      13,494
      Other liabilities                                         (157,464)    991,695
       Net cash (used in) provided by operating activities    (1,149,641)    950,335
Cash flows from investing activities:
   Property improvements and replacements                       (297,577)    (94,747)
   Proceeds from sale of investment property                   9,862,641          --
   Deposits to restricted escrows                             (1,390,473)    (96,299)
   Withdrawals from restricted escrows                           191,912          --
       Net cash provided by (used in) investing activities     8,366,503    (191,046)
Cash flows from financing activities:
   Repayment of notes payable                                 (8,140,130)         --
   Payments on notes payable                                     (24,156)    (58,807)
      Net cash used in financing activities                   (8,164,286)    (58,807)
Net (decrease) increase in cash                                 (947,424)    700,482
Cash at beginning of period                                    1,773,256     983,119
Cash at end of period                                        $   825,832  $1,683,601
Supplemental disclosure of cash flow information:
   Cash paid for interest                                    $ 2,034,096  $  345,132

[FN]

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

   The Partnership is in default on $2,342,345 of its indebtedness due to its inability to make interest and principal payments when due. The debt is unsecured debt of the Partnership payable to Angeles Mortgage Investment Trust ("AMIT") (See Note C).

   On June 12, 1995, the Partnership sold one of its investment properties, North Prior Industrial Park, for $10,450,000 to an unrelated third party. The net proceeds were used to pay the first mortgage and related accrued interest. Accrued interest of $56,203 related to the first mortgage was forgiven, and a total gain of $610,767 was realized on the sale. A principal payment of $117,384 was made on the AMIT debt, which is now unsecured debt of the Partnership. (See Note D for further details). An additional principal payment was made to AMIT for $104,602, during the third quarter of 1995, due to an
escrow refund received as a result of the sale of North Prior.   Prior to the
sale, this property had been in receivership.

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

Note B - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

Note B - Basis of Presentation (continued)

   Certain reclassifications have been made to the September 30, 1994, information to conform to the September 30, 1995, presentation.

Note C - Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the nine months ended September 30, 1995 and 1994:

                                                      1995           1994

 Property management fees                          $108,989        $138,748

 Reimbursement for services of affiliates            64,821         101,314

 Marketing services                                   1,263             596

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

   The AAP working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $1,516,789 at September 30, 1995 and 1994, with monthly interest only payments at the prime rate plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $123,555 and $91,323 for the nine months ended September 30, 1995 and 1994, respectively.

Note C - Transactions with Affiliated Parties (continued)

   AMIT currently holds two unsecured note receivables from the Partnership. Total indebtedness of $2,342,345 and $2,564,331 was in default at September 30, 1995, and September 30, 1994, respectively. A principal payment of $117,384 was made as a result of the sale of North Prior on June 12, 1995. An additional principal payment of $104,602 was made during the third quarter of 1995, due to an escrow refund received also as a result of the sale of North Prior. Total interest expense on this financing was $331,308 and $220,275 for the nine months ended September 30, 1995 and 1994, respectively. Accrued interest was $1,050,245 at September 30, 1995.

   MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP has declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT.

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


Note D - Contingencies

   On June 12, 1995, North Prior Industrial Park was sold for $10,450,000 to an unrelated party. The net proceeds were used to pay off the first mortgage and related accrued interest. Accrued interest of $56,203 related to the first mortgage was forgiven. Proceeds were also used to pay down the AMIT debt in the amount of $117,384. A gain was recognized on the sale of $610,767. An additional principal payment of $104,602 was made to AMIT during the third quarter of 1995, due to an escrow refund received as a result of the sale of North Prior. The AMIT debt that had been the second mortgage of the property became unsecured debt of the Partnership, the principal balance of which is $1,482,818, which is currently in default. As required by the sales agreement the Partnership has set up three escrows as described below:

Tenant Improvements Escrow - This escrow is being held pending completion of tenant improvements that were begun by the receiver prior to the sale. As the improvement projects are completed the funds will be disbursed. The projects are expected to be completed prior to December 31, 1995. The original escrow balance was $200,000 and at September 30, 1995, $125,487 has been expended. All funds are expected to be used in the improvement projects; however, any remaining funds will be used to reduce the AMIT debt discussed above.

Environmental Escrow - This escrow was established for costs associated with fuel oil contamination at the property. In January 1993, a local fuel oil distributor pumped fuel oil into a testing well instead of into the storage tank at North Prior Industrial Park. The Partnership notified the necessary authorities and engaged an environmental engineering firm to develop a plan of action to clean up the site. The cost of the clean up, which is not covered by insurance, is estimated to be approximately $900,000 over a five year period. A liability was recorded for $200,000 in 1993, an additional liability was recorded during the second quarter of 1995, for the amount of $746,488. During 1994, the Partnership paid $46,488 relating to the remediation; a balance of $900,000 is included in "Other liabilities" at September 30, 1995. The Partnership entered into an Environmental Undertaking and Indemnity Agreement with the buyer of the property limiting the Partnership's liability with regard to the clean up of this site to the balance of the escrow account. This agreement will terminate when the Partnership receives a "Site Closure Letter" from the Minnesota Pollution and Control Agency. Upon receipt of this letter, any remaining funds in the escrow account will be used to pay down the AMIT debt discussed above. In January 1995, the holder of the first mortgage, along with the receiver, initiated two separate lawsuits against the Partnership, among others, for damages sustained as a result of the above. The General Partner believes that the former holder of the first mortgage will not pursue their lawsuit. The General Partner also believes that prior to December 31, 1995, the Partnership will be substituted in as the Plaintiff in the lawsuit initiated by the former receiver in a suit filed against the fuel distributor, among others. However, the outcome of these claims is uncertain and their effect on the Partnership cannot presently be determined.


Note D - Contingencies (continued)

   North Prior Industrial Park also had ground water contamination that originated off site. In 1994 the Minnesota Pollution and Control Agency issued a "No Further Action" letter to the party responsible for causing the problem. There have been no claims against the Partnership for this matter.


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:

                                                       Average

                                                      Occupancy

 Property                                          1995        1994

 Whispering Pines Apartments
    Fitchburg, Wisconsin (1)                        93%         98%

 Silver Ridge Apartments
    Maplewood, Minnesota                            95%         92%

(1) Decrease in occupancy due to increased home sales in the area. New home construction and low interest rates for home buyers has made renting less appealing and thereby decreased occupancy.

   The Partnership realized a net loss for the three and nine months ended September 30, 1995, of $193,093 and $931,382, respectively as compared to a net loss for the three and nine months ended September 30, 1994, of $166,815 and
$289,293, respectively.   The increase in the net loss for the nine months ended
September 30, 1995, as compared to the nine months ended September 30, 1994, is due to the accrual of $746,488 in the second quarter of 1995 for the estimated costs associated with the environmental clean up of North Prior Industrial Park (See Note D for additional information). Partially offsetting this expense is the gain recognized on the sale of North Prior Industrial Park on June 12, 1995 (See discussion below).

   Rental income decreased for the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994, due to the sale of North Prior on June 12, 1995, resulting in the loss of rental revenue at this property. Also contributing to the decrease in rental income was the decrease in occupancy at Whispering Pines Apartments.

   Operating expenses for the nine months ended September 30, 1995, versus the nine months ended September 30, 1994, increased due to the estimated clean up costs at North Prior, as discussed above, along with increased advertising at Whispering Pines Apartments. This increase was partially offset by the overall decrease in operating expenses at North Prior Industrial Park due to the sale of the property during the second quarter of 1995 (See discussion below). General and administrative expenses decreased for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, primarily due to decreased cost reimbursements for partnership accounting, asset management and investor services. The decrease in property management fees for the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994, is attributable to the decrease in rental income, as such fees are based on revenue. Depreciation expense decreased for the three and nine months ended September 30, 1994, versus the three and nine months ended September 30, 1995, primarily due to the sale of North Prior Industrial Park during the second quarter of 1995. Amortization expense increased for the nine months ended September 30, 1995, versus the nine months ended September 30, 1994, due to the addition of lease commissions at North Prior Industrial Park prior to the sale. Interest expense also decreased for the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994, due to the sale of North Prior. This decrease was partially offset by increases in interest expense at Whispering Pines Apartments and Silver Ridge Apartments due to rising interest rates on the variable rate
mortgages secured by these properties.   Property tax expense decreased for the
three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994, due to lower tax bills at North Prior Industrial Park along with the sale of the property during the second quarter of 1995. The bad debt recovery for the nine months ended September 30, 1995, relates to past due amounts received from tenants of the North Prior Industrial Park that had been previously reserved. The bad debt recovery for the three months ended September 30, 1994, also related to past due amounts received from tenants of the North Prior Industrial Park that had previously been reserved. The bad debt expense for the nine months ended September 30, 1994, can be attributed to reserving accounts receivable at North Prior Industrial Park that were considered uncollectible. Tenant reimbursements decreased for the three and nine months ended September 30, 1995, versus the three and nine months ended September 30, 1994, due to the sale of North Prior Industrial Park during the
second quarter of 1995.   Furthermore, due to changes in management companies of
North Prior Industrial Park, the detailed data needed to accurately estimate the receivable was not available and, therefore, tenant reimbursements were underestimated in 1993 resulting in significant recoveries during the first nine months of 1994, which contributed to the increased tenant reimbursements for the nine months ended September 30, 1994.

   On June 12, 1995, the Partnership sold one of its investment properties, North Prior Industrial Park, for $10,450,000 to an unrelated third party. The net proceeds were used to pay the first mortgage and related accrued interest. Accrued interest of $56,203 related to the first mortgage was forgiven, and a total gain of $610,767 was realized on the sale. A principal payment of $117,384 was made on the AMIT debt, which will now become unsecured debt of the Partnership (See Note D for further details). An additional principal payment of $104,602 was made during the third quarter of 1995, with proceeds from an escrow refund received as a result of the sale of North Prior.

   As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

   At September 30, 1995, the Partnership had unrestricted cash of $825,832 versus $1,683,601 at September 30. 1994. Net cash used in operating activities increased due to the increased net loss and a decrease in other liabilities.
Net cash provided by investing activities increased due to the proceeds from the sale of North Prior. Net cash used in financing activities increased due to repayments of the mortgage principal balances relating to the sale of North Prior.


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

   The Partnership is in default on $2,342,345 of its indebtedness due to its inability to make interest and principal payments when due. The debt is unsecured debt of the Partnership payable to AMIT.

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

   The second mortgage secured by the Silver Ridge Apartments property in the amount of $775,000 has $400,000 of principal due by December 31, 1995. The General Partner is negotiating a refinance of this indebtedness or this property may be lost through foreclosure.


                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   In January 1993, a local fuel oil distributor pumped fuel oil into a testing well instead of into the storage tank at North Prior Industrial Park. The Partnership notified the necessary authorities and engaged an environmental engineering firm to develop a plan of action to clean up the site. The cost of the clean up, which is not covered by insurance, is estimated to be approximately $900,000 over a five year period. A liability was recorded for $200,000 in 1993, an additional liability was recorded during the second quarter of 1995, for the amount of $746,488. During 1994, the Partnership paid $46,488 relating to the remediation; a balance of $900,000 is included in "Other
liabilities" at September 30, 1995.   The Partnership entered into an
Environmental Undertaking and Indemnity Agreement with the buyer of the property limiting the Partnership's liability with regard to the clean up of this site to the balance of the escrow account. This agreement will terminate when the Partnership receives a "Site Closure Letter" from the Minnesota Pollution and Control Agency. Upon receipt of this letter, any remaining funds in the escrow account will be used to pay down the AMIT debt discussed above. In January 1995, the holder of the first mortgage, along with the receiver, initiated two separate lawsuits against the Partnership, among others, for damages sustained as a result of the above. The General Partner believes that the former holder of the first mortgage will not pursue their lawsuit. The General Partner also believes that prior to December 31, 1995, the Partnership will be substituted in as the Plaintiff in the lawsuit initiated by the former receiver in a suit filed against the fuel distributor, among others. However, the outcome of these claims is uncertain and their effect on the Partnership cannot presently be determined.

   AMIT, a real estate investment trust, made a loan to the Partnership in October 1992 in the amount of $1,879,804, secured by the Partnership's real property known as North Prior Industrial Park, on a non-recourse basis. In January 1993, the Partnership repaid $175,000 in principal on this loan. As mentioned previously, the Partnership paid $117,384 in principal on this loan from the sales proceeds of this property, along with an additional principal payment of $104,602 during the third quarter of 1995. The current principal balance as of September 30, 1995, is $1,482,818. The Partnership believed that the loan was a non-recourse obligation. AMIT has asserted that the loan is recourse by virtue of a certain amendment purportedly entered into as of November 1, 1992, but which the Partnership has been informed and believes was actually executed in December 1992 ("Note Modification"). The Partnership has been further informed and believes that the amendment may have been executed at the direction of Angeles by an individual in his purported capacity as an officer of the General Partner of the Partnership at a time when such person was not in fact an officer of such entity. Accordingly, the Partnership filed a Proof of Claim in the Angeles bankruptcy proceeding with respect to such purported amendment. Additionally, the Partnership filed a Proof of Claim in the Angeles Funding Corporation and Angeles Real Estate Corporation bankruptcy
proceedings on similar grounds.   Both Angeles Funding Corporation and Angeles
Real Estate Corporation are affiliates of Angeles. Subsequently, the Partnership determined that the original note agreement was in fact recourse and, therefore,the Partnership's Proofs of Claim were withdrawn.


   MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.

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


   b)   Reports on Form 8-K:

        None filed during the three months ended September 30, 1995.


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


                              Date: November 13, 1995