Form 10KSB
period 1995-12-31
ANGELES PARTNERS 16
filed 1996-03-15
CIK 812187

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from         to

                         Commission file number 0-16209

                               ANGELES PARTNERS 16

           California                                        95-4106417
(State or other jurisdiction of
 incorporation or organization)             (I.R.S. Employer Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
       Greenville, South Carolina                                 29602
  (Address of principal executive offices)                     (Zip Code)

                   Issuer's telephone number   (864)  239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                            Limited Partnership Units

                                (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

      State issuer's revenues for its most recent fiscal year. $2,929,190

      State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these Interests, it is the General Partner's belief that such trading would not exceed $25 million.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None


                                     PART I

Item 1. Description of Business

   Angeles Partners 16 (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the Certificate and Restated Agreement of Limited Partnership - (the "Agreement") dated March 24, 1987. The Partnership's General Partner is Angeles Realty Corporation II, a California corporation ("General Partner" or "ARC II").

   The Partnership, through its public offering of Limited Partnership Units, sold 14,050 units aggregating $14,050,000. The General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee interests in various types of real property. The Partnership presently owns two investment properties. The General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

   The Partnership has no full time employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Management Group, L.P. provides day-to-day property management services to all of the Partnership's investment properties.

   The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each investment property is located in or near a major urban area and, accordingly, competes for rentals not only with similar properties in its immediate area but with hundreds of similar properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.


Item 2.     Description of Properties:

The following table sets forth the Registrant's investment in properties:


                                   Date of
 Property                          Purchase    Type of Ownership        Use
 Whispering Pines Apartments       06/30/89  Fee ownership subject    Residential
                                             to first trust deed      Rental
                                                                      136 units

 Silver Ridge Apartments           12/29/87  Fee ownership subject    Residential
                                             to first mortgage        Rental
                                             bond payable and         186 units
                                             second trust deed

On June 12, 1995, the Partnership sold one of its investment properties, North Prior Industrial Park, to an unrelated third party (See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details).


Schedule of Properties:

                         Gross
                       Carrying      Accumulated                          Federal
 Property                Value      Depreciation    Rate     Method     Tax Basis
 Whispering Pines     $ 5,421,316   $ 1,167,540   5-40 yrs     S/L     $ 5,086,656
    Apartments

 Silver Ridge           6,263,460     1,838,655   5-40 yrs     S/L       5,416,108
    Apartments

      Total           $11,684,776   $ 3,006,195                        $10,502,764



See "Note B" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.

Schedule of Mortgages:

                                 Principal                                     Principal
                                 Balance At    Stated                           Balance
                                December 31,  Interest    Period    Maturity     Due At
 Property/Partnership               1995        Rate    Amortized     Date      Maturity
 Whispering Pines Apartments
   1st trust deed                $ 4,394,232     (2)      30 yrs   Jan. 1997   $ 4,310,612

 Silver Ridge Apartments
   1st mortgage bond payable       4,525,000     (3)       (1)     July 2023     4,525,000
   2nd trust deed                    375,000   10.00%      (1)     Dec. 1997       375,000

 Angeles Partners 16
   Note payable, in
   default (5)                       859,527   12.50%      (1)     June 1997       859,527
   Note payable, in
   default (5)                     1,205,624   12.25%      (1)     June 1996     1,205,624
 Working capital loan (6)          1,516,789     (4)       (1)     Nov. 1997     1,516,789

   Total                         $12,876,172                                   $12,792,552

(1) Interest payments only.
(2) 11th District Federal Home Loan Bank Board base rate plus 2.25%.
(3) Variable rate not to exceed 12%.
(4) Prime rate plus 2%, payable only from available cash flow, as defined.
(5) Payable to Angeles Mortgage Investment Trust.
(6) Payable to Angeles Acceptance Pool, L.P.


Average annual rental rate and occupancy for 1995 and 1994 for each property:

                                        Average Annual           Average Annual
                                        Rental Rates               Occupancy
 Property                           1995          1994          1995      1994

 Whispering Pines Apartments    $7,727/unit    $7,481/unit      92%        98%

 Silver Ridge Apartments        $7,625/unit    $7,630/unit      95%        92%

    The occupancy at Whispering Pines Apartments decreased due to increased home sales in the area. New home construction and low interest rates for home buyers has made renting less appealing and thereby decreased occupancy.

   As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

Real estate taxes and rates in 1995 for each property were:

                                           1995            1995
                                          Billing          Rate

 Whispering Pines                        $166,903          3.15%
 Silver Ridge                             265,195*         5.30%


 *Amount per 1994 billings; tax bills for 1995 not yet received.

Item 3.      Legal Proceedings

    In January 1993, a local fuel oil distributor pumped fuel oil into a testing well instead of into the storage tank at North Prior Industrial Park. The Partnership notified the necessary authorities and engaged an environmental engineering firm to develop a plan of action to clean up the site. The cost of the clean up, which is not covered by insurance, is estimated to be approximately $900,000 over a five year period. A liability has been recorded to cover the estimated costs to clean-up the site and the funds have been set aside in an escrow account. The Partnership entered into an Environmental Undertaking and Indemnity Agreement with the buyer of the property limiting the Partnership's liability with regard to the clean up of this site to the balance of the escrow account. This agreement will terminate when the Partnership receives a "Site Closure Letter" from the Minnesota Pollution and Control Agency. Upon receipt of this letter, any remaining funds in the escrow account will be used to pay down Partnership debt to Angeles Mortgage Investment Trust ("AMIT"). In January 1995, the holder of the first mortgage, along with the former receiver, initiated two separate lawsuits against the Partnership, among others, for damages sustained as a result of the above. In June 1995 the suit with the former holder of the first mortgage was dismissed. During November 1995, the Partnership was removed as the defendant and became the Plaintiff in the lawsuit initiated by the former receiver in a suit filed against the fuel distributor, among others. The former receiver was removed as Plaintiff in the suit due to it no longer being a party-in-interest.

     AMIT, a real estate investment trust, made a loan to the Partnership in October 1992 in the amount of $1,879,804, secured by the Partnership's real property known as North Prior Industrial Park, on a non-recourse basis. The current principal balance as of December 31, 1995, is $1,205,624. The Partnership believed that the loan was a non-recourse obligation. AMIT has asserted that the loan is recourse by virtue of a certain amendment purportedly entered into as of November 1, 1992, but which the Partnership has been informed and believes was actually executed in December 1992 ("Note Modification"). The Partnership has been further informed and believes that the amendment may have been executed at the direction of Angeles Corporation ("Angeles") by an individual in his purported capacity as an officer of the General Partner of the Partnership at a time when such person was not in fact an officer of such entity. Accordingly, the Partnership filed a Proof of Claim in the Angeles bankruptcy proceeding with respect to such purported amendment. Additionally, the Partnership filed a Proof of Claim in the Angeles Funding Corporation and Angeles Real Estate Corporation bankruptcy proceedings on similar grounds.
Both Angeles Funding Corporation and Angeles Real Estate Corporation are affiliates of Angeles. Subsequently, the Partnership determined that the original note agreement was in fact recourse and, therefore, the Partnership's Proofs of Claim were withdrawn.

     MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

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

Item 4.      Submission of Matters to a Vote of Security Holders

     The Unit holders of the Registrant did not vote on any matter during the fiscal year covered by this report.


                                    PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

     The Partnership, a publicly-held limited partnership, sold 14,050 Limited Partnership Units aggregating $14,050,000 during its offering period through December 30, 1988, and currently has 14,033 Limited Partnership Units outstanding and 1,471 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

     The Partnership has discontinued making cash distributions from operations until and unless the financial condition and other relevant factors warrant resumption of distributions.


Item 6.      Management's Discussion and Analysis or Plan of Operation

     This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

     The Partnership realized a net loss of $694,457 for the year ended December 31, 1995, versus a net loss of $393,769 for the year ended December 31, 1994. The increase in the net loss for the year ended December 31, 1995, as compared to the year ended December 31, 1994, is due to the accrual of $746,488 in 1995 for additional estimated costs associated with the environmental clean up of North Prior Industrial Park (See Note G for additional information). Partially offsetting this expense is the gain recognized on the sale of North Prior Industrial Park on June 12, 1995 (See discussion below).

    Rental income decreased for the year ended December 31, 1995, as compared to the year ended December 31, 1994, due to the sale of North Prior Industrial Park on June 12, 1995, resulting in the loss of rental revenue relating to this property. Also contributing to the decrease in rental income was the decrease in occupancy at Whispering Pines Apartments. Other income increased due to an increase in corporate units revenue at Silver Ridge Apartments.


     Operating expenses for the year ended December 31, 1995, versus the year ended December 31, 1994, increased due to the additional estimated clean up costs at North Prior Industrial Park, as discussed above, along with increased advertising at Whispering Pines Apartments in an effort to increase occupancy. This increase was partially offset by the overall decrease in operating expenses due to the sale of North Prior Industrial Park during 1995 (See discussion below). General and administrative expenses decreased for the year ended December 31, 1995, as compared to the year ended December 31, 1994, primarily due to decreased cost reimbursements for partnership accounting, asset management and investor services. The decrease in property management fees for the year ended December 31, 1995, as compared to the year ended December 31, 1994, is attributable to the decrease in rental income, as such fees are based on revenue. Depreciation expense decreased for the year ended December 31, 1995, versus the year ended December 31, 1994, primarily due to the sale of North Prior Industrial Park. Interest expense also decreased for the year ended December 31, 1995, as compared to the year ended December 31, 1994, due to the sale of North Prior Industrial Park. This decrease was partially offset by increases in interest expense at Whispering Pines Apartments and Silver
Ridge Apartments due to rising interest rates on the variable rate mortgages secured by these properties. Property tax expense decreased for the year ended December 31, 1995, as compared to the year ended December 31, 1994, due to lower property taxes at North Prior Industrial Park along with the sale of the property. The bad debt recovery for the year ended December 31, 1995, and December 31, 1994, relates to past due amounts received from tenants of the North Prior Industrial Park that had previously been reserved. The bad debt expense for the year ended December 31, 1994, can be attributed to reserving accounts receivable at North Prior Industrial Park that were considered uncollectible. Tenant reimbursements decreased for the year ended December 31, 1995, versus the year ended December 31, 1994, due to the sale of North Prior Industrial Park.

     On June 12, 1995, the Partnership sold one of its investment properties, North Prior Industrial Park, for $10,324,699, net of closing costs, to an unrelated third party. The net proceeds were used to pay the first mortgage and related accrued interest. Accrued interest of $56,203 related to the first mortgage was forgiven and is included as an extraordinary gain, and a gain of $1,009,521 was realized on the sale.

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


Liquidity and Capital Resources

     The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt.

     At December 31, 1995, the Partnership had unrestricted cash of $405,772 as compared to $1,773,256 at December 31, 1994. Net cash used in operating activities increased primarily due to the increased net loss, and a decrease in accrued interest. Net cash provided by investing activities increased due to proceeds from the sale of North Prior Industrial Park. Net cash used in financing activities increased due to the repayment of notes payable relating to North Prior Industrial Park upon the sale of the property.

     The financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership has incurred recurring operating losses and continues to suffer from inadequate liquidity. In addition, there are limited identified capital resources available to the Partnership. As a result, the Partnership has not had cash available to perform the substantial rehabilitation necessary at each of the investment properties. The Partnership is in default on $2,065,151 of its indebtedness due to its inability to make interest and principal payments when due. The debt is unsecured debt of the Partnership payable to AMIT. The Partnership is presently paying non-debt related expenses of the properties, is current on its mortgages secured by its two remaining investment properties and is negotiating forbearance agreements with AMIT on the debt in default. As a result of the above conditions, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets or amounts or classification of liabilities that may result from these uncertainties.

     The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $12,876,172 consists of a first mortgage of $4,394,232, which is being amortized over 30 years and is due January 1997, a second trust deed and a working capital loan with principal balances of $375,000 and $1,516,789, respectively, (interest only) with maturity dates in November and December 1997, and a first mortgage bond payable in the principal amount of $4,525,000 (interest only) due July 2023. This Partnership also has unsecured debt to AMIT in the amount of $859,527 and $1,205,624 (interest only) with maturity dates of June 1997 and June 1996, respectively, which is in default. Future cash distributions will depend on the levels of net cash generated from operations, refinancings and property sales. At this time, the General Partner does not anticipate making a cash distribution during fiscal 1996.


Item 7.      Financial Statements


ANGELES PARTNERS 16


LIST OF FINANCIAL STATEMENTS


          Independent Auditors' Report

          Balance Sheet - December 31, 1995

          Statements of Operations - Years ended December 31, 1995 and 1994

          Statements of Changes in Partners' Deficit - Years ended December 31, 1995 and 1994

          Statements of Cash Flows - Years ended December 31, 1995 and 1994

          Notes to Financial Statements


                Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners 16


We have audited the accompanying balance sheet of Angeles Partners 16 as of December 31, 1995, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angeles Partners 16 as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Angeles Partners 16 will continue as a going concern. As more fully described in Note A, the Partnership has incurred recurring operating losses, is in default on certain loans and does not generate sufficient cash flows to meet current operating requirements. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                             /S/ ERNST & YOUNG LLP



Greenville, South Carolina
March 8, 1996


                               ANGELES PARTNERS 16

                                  BALANCE SHEET

                                December 31, 1995

 Assets
    Cash and cash equivalents:
       Unrestricted                                                  $   405,772
       Restricted--tenant security deposits                               63,369
    Accounts receivable                                                  139,499
    Escrow for taxes                                                     223,819
    Restricted escrows (Note G)                                        1,372,675
    Other assets                                                         223,166
    Investment properties (Notes C and F):
        Land                                           $ 1,075,589
        Buildings and related personal property         10,609,187
                                                        11,684,776
        Less accumulated depreciation                   (3,006,195)    8,678,581
                                                                     $11,106,881

    Liabilities and Partners' Deficit
    Liabilities
        Accounts payable                                             $    39,608
        Tenant security deposits                                          62,661
        Accrued taxes                                                    441,557
        Accrued interest                                               1,625,944
        Other liabilities (Note G)                                     1,191,877
        Notes payable, including $2,065,151 in
           default (Notes C, E and F)                                 12,876,172

       Partners' Deficit
           General partner                             $  (169,111)
           Limited partners (14,033 units
                 issued and outstanding)                (4,961,827)   (5,130,938)

                                                                         $11,106,881
                  See Accompanying Notes to Financial Statements

                               ANGELES PARTNERS 16

                             STATEMENTS OF OPERATIONS


                                                  Years Ended December 31,
                                                     1995           1994
 Revenues:
   Rental income                                 $ 2,719,634    $ 3,487,237
   Other income                                      209,556        194,975
       Total revenues                              2,929,190      3,682,212
 Expenses:
   Operating                                       1,621,640      1,039,487
   General and administrative                        183,030        199,571
   Property management fees                          140,280        190,528
   Maintenance                                       274,672        264,145
   Depreciation                                      472,626        664,279
   Amortization                                       11,833         12,614
   Interest                                        1,507,448      1,760,321
   Property taxes                                    784,612      1,253,438
   Bad debt expense                                       --          8,768
   Bad debt recovery                                  (4,226)      (254,807)
   Tenant reimbursements                            (302,544)    (1,062,363)
       Total expenses                              4,689,371      4,075,981

   Loss before gain on sale of
     investment property and
     extraordinary item                           (1,760,181)      (393,769)
 Gain on sale of investment
     property (Note G)                             1,009,521             --
 Loss before extraordinary item                     (750,660)      (393,769)
 Extraordinary item - gain on
   extinguishment of debt (Note G)                    56,203             --

       Net loss                                  $  (694,457)    $ (393,769)

 Net loss allocated to general
   partner  (1%)                                  $   (6,945)    $   (3,938)
 Net loss allocated to limited
   partners (99%)                                   (687,512)      (389,831)
       Net loss                                   $ (694,457)    $ (393,769)

 Per limited partnership unit:
   Loss before extraordinary item                 $   (52.96)    $   (27.78)
   Extraordinary item                                   3.97             --

   Net loss                                       $   (48.99)    $   (27.78)

                  See Accompanying Notes to Financial Statements

                               ANGELES PARTNERS 16

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT


                                    Limited
                                  Partnership     General      Limited
                                     Units        Partner      Partners       Total
 Original capital contributions      14,050     $   1,000    $14,050,000   $14,051,000

 Partners' deficit at
    December 31, 1993                14,050     $(158,228)   $(3,884,484)  $(4,042,712)

 Abandoned Limited Partnership
    Units (Note H)                      (17)           --             --            --

 Net loss for the year
    ended December 31, 1994              --        (3,938)      (389,831)     (393,769)

 Partners' deficit at
    December 31, 1994                14,033      (162,166)    (4,274,315)   (4,436,481)

 Net loss for the year ended
    December 31, 1995                    --        (6,945)      (687,512)     (694,457)

 Partners' deficit at
    December 31, 1995                14,033     $(169,111)   $(4,961,827)  $(5,130,938)

                  See Accompanying Notes to Financial Statements

                               ANGELES PARTNERS 16

                             STATEMENTS OF CASH FLOWS


                                                                Years Ended December 31,
                                                                   1995         1994
Cash flows from operating activities:
   Net loss                                                    $ (694,457)  $ (393,769)
   Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
      Depreciation                                                472,626      664,279
      Amortization of loan costs and leasing commissions           29,550       41,300
      Gain on sale of investment property                      (1,009,521)          --
      Bad debt expense                                                 --        8,768
      Extraordinary item - gain on extinguishment
       of debt                                                    (56,203)          --
   Change in accounts:
      Restricted cash                                               6,367       (6,298)
      Accounts receivable                                        (143,532)     (11,247)
      Escrows for taxes                                            84,387      (31,240)
      Other assets                                                (50,240)    (121,629)
      Accounts payable                                             11,775      (52,755)
      Tenant security deposit liabilities                           4,675         (640)
      Accrued taxes                                                98,058     (276,969)
      Accrued interest                                           (690,502)   1,260,870
      Other liabilities                                           652,907      (82,119)
       Net cash (used in) provided by operating activities     (1,284,110)     998,551
Cash flows from investing activities:
   Property improvements and replacements                        (312,100)     (65,508)
   Proceeds from sale of investment property                   10,324,699           --
   Deposits to restricted escrows                              (1,496,210)    (178,529)
   Withdrawals from restricted escrows                            257,698      110,407
      Net cash provided by (used in) investing activities       8,774,087     (133,630)
Cash flows from financing activities:
   Repayment of notes payable                                  (8,417,323)          --
   Payments on notes payable                                     (440,138)     (74,784)
      Net cash used in financing activities                    (8,857,461)     (74,784)
Net (decrease) increase in cash                                (1,367,484)     790,137
Cash and cash equivalents at beginning of period                1,773,256      983,119
Cash and cash equivalents at end of period                    $   405,772   $1,773,256
Supplemental disclosure of cash flow information:
   Cash paid for interest                                     $ 2,180,234   $  470,765

                  See Accompanying Notes to Financial Statements

                               ANGELES PARTNERS 16

                          Notes to Financial Statements

                                December 31, 1995


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

The Partnership is in default on $2,065,151 of its indebtedness, plus related accrued interest of $1,147,854, due to its inability to make interest and principal payments when due. The debt is unsecured debt of the Partnership payable to Angeles Mortgage Investment Trust ("AMIT") (See Note E).

The Partnership is presently paying non-debt related expenses of the properties, is current on its mortgages secured by the remaining two investment properties and is negotiating forbearance agreements with AMIT on the debt in default.

As a result of the above conditions, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets or amounts or classification of liabilities that may result from these uncertainties.

Note B   Organization and Significant Accounting Policies

Organization: Angeles Partners 16 (the "Partnership" or "Registrant") a California limited partnership was organized on March 24, 1987, to acquire fee or other equity interests in, or long-term leasehold interests in, improved residential, commercial or industrial real properties. The Partnership's General Partner is Angeles Realty Corporation II ("ARC II"), an affiliate of Insignia Financial Group, Inc. As of December 31, 1995, the Partnership operates two residential properties located in Fitchburg, Wisconsin and Maplewood, Minnesota.

Allocations to Partners: In accordance with the Partnership Agreement, any gain from the sale or other disposition of Partnership assets will be allocated first to the General Partner to the extent of the amount of any Incentive Interests (as defined below) to which the General Partner is entitled. Any gain remaining after said allocation will be allocated to the General Partner and Limited Partners in proportion to their interests in the Partnership; provided that the gain shall first be allocated to Partners with negative account balances, in proportion to such balances, in an amount equal to the sum of such negative capital account balances.

The Partnership will allocate other profits and losses 1% to the General Partner and 99% to the Limited Partners.

Note B   Organization and Significant Accounting Policies (continued)

Except as discussed below, the Partnership will allocate distributions 1% to the General Partner and 99% to the Limited Partners. Upon the sale or other disposition, or refinancing of any asset of the Partnership, the Distributable Net Proceeds shall be distributed as follows: (i) First, to the Partners in proportion to their interests until the Limited Partners have received proceeds equal to their Original Capital Investment applicable to the property; (ii) Second, to the Partners until the Limited Partners have received distributions from all sources equal to their 6% Cumulative Distribution; (iii) Third, to the General Partner until it has received an amount equal to 3% of the aggregate disposition price of all properties ("Initial Incentive Interest") and (iv) Fourth, to the Partners according to their Interests in the Partnership until the Limited Partners have received distributions from all sources equal to their 10% Cumulative Distribution and, thereafter, until certain of the Limited Partners receive additional priority returns ranging from 1.5% to 4.5% per annum on their Adjusted Capital Investment (not compounded) as set forth in the Partnership Agreement and (v) thereafter, 85% to the Partners in proportion to their interests and 15% ("Final Incentive Interest") to the General Partner.

Depreciation: Depreciation is calculated by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January
1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property additions over 40 years, and (2) personal property additions over 6-20 years.

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Loan Costs: Loan costs of $250,618, included in "Other assets", are being amortized on a straight line basis over the lives of the related loans. Accumulated amortization totals $28,376 at December 31, 1995.

Leases: The Partnership generally leases apartment units for twelve-month terms or less.

Tenant Security Deposits: The Partnership requires security deposits which are refunded when the tenant departs if there has been no damage to the unit.

Note B - Organization and Significant Accounting Policies (continued)

Advertising Costs: Advertising costs, $46,584 in 1995 and $50,478 in 1994, are charged to expense as they are incurred and are included in operating expenses.

Investment Properties: Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

Fair Value: In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership (Note C).


Note C - Notes Payable


                             Monthly                                          Principal
                             Payment      Stated                 Balance      Balance at
                            Including    Interest   Maturity      Due at     December 31,
 Property                   Interest       Rate       Date       Maturity       1995
 Whispering Pines Apts.
    First trust deed        $ 32,715 (1)    (1)    Jan. 1997   $ 4,310,612    $ 4,394,232

 Silver Ridge Apts.
    First mortgage bond
    payable                   38,651 (3)    (3)    July 2023     4,525,000      4,525,000
    Second trust deed          3,125       10.00%  Dec. 1997       375,000        375,000

 Angeles Partners 16
    Note payable, in
    default                    8,953      12.50%   June 1997       859,527        859,527
   Note payable,
    in default                12,307      12.25%   June 1996     1,205,624      1,205,624
   Working capital loan        (2)          (2)    Nov. 1997     1,516,789      1,516,789

                             $95,751                           $12,792,552    $12,876,172

(1) 11th District Federal Home Loan Bank Board base rate plus 2.25%, monthly payment varies with interest rate (9.62% at December 31, 1995).
(2) Interest only payments at the prime rate plus 2% payable from available cash flow, as defined (10.5% at December 31, 1995).
(3)  Interest only payments based on a variable rate not to exceed 12%.

The carrying value of the Partnership's aggregate first mortgages approximates its estimated fair value. The General Partner believes that it is not appropriate to use the Partnership's incremental borrowing rate for its other indebtedness as there is currently no market in which the Partnership could obtain similar financing. Therefore, the General Partner considers estimation of fair value to be impracticable.

The first mortgage notes payable are nonrecourse and are secured by pledge of certain of the Partnership's investment properties and by pledge of revenues from the respective investment properties. Certain of the notes include prepayment penalties if repaid prior to maturity.

The Partnership is in default on $2,065,151 of its indebtedness, plus related accrued interest of $1,147,854, due to its inability to make interest and principal payments when due. The debt is unsecured debt of the Partnership payable to AMIT.

Note C - Notes Payable (continued)

Scheduled principal payments of notes payable subsequent to December 31, 1995, are as follows:

                     1996                             $ 2,128,848
                     1997                               6,222,324
                     1998                                      --
                     1999                                      --
                     2000                                      --
                  Thereafter                            4,525,000

                                                      $12,876,172

Note D - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net loss as reported and Federal taxable loss result primarily from (1) depreciation over different methods and lives and on differing cost bases of the investment properties, (2) gain or loss on disposal of properties, (3) accrual of future environmental clean-up costs, and (4) bad debt allowances. The following is a reconciliation of reported net loss and Federal taxable loss:

                                                   1995              1994

 Net loss as reported                            $(694,457)        $(393,769)
 Add (deduct):
    Environmental clean-up costs                   780,428           (46,487)
    Depreciation differences                       (15,889)           34,718
    Unearned income                                 23,771           (14,360)
    Difference in gain on sale of
      investment property                       (2,600,109)               --
    Bad debt                                            --          (160,784)
    Miscellaneous                                   22,451           (12,651)

 Federal taxable loss                          $(2,483,805)        $(593,333)

 Federal taxable loss per limited
    partnership unit                           $   (175.23)        $  (41.86)


Note D - Income Taxes (continued)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities:

 Net liabilities as reported                      $(5,130,938)
 Land and buildings                                 1,417,768
 Accumulated depreciation                             406,415
 Syndication and distribution costs                 2,042,650
 Accrued environmental clean-up costs               1,091,083
 Prepaid rent                                          20,593
 Other                                                (75,195)

 Net liabilities - Federal tax basis               $ (227,624)


Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to the General Partner and affiliates in 1995 and in 1994:

                                                          1995           1994

 Property management fees                              $123,393        $190,528

 Reimbursements for services of affiliates               88,331         121,288

 Marketing services                                       1,263             633


The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which were later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note E - Transactions with Affiliated Parties (continued)

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

The AAP working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, including accrued interest of $434,005, was $1,950,794 at December 31, 1995, with monthly interest only payments at the prime rate plus 2% from available cash flow. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership generating excess proceeds, or iii) November 25, 1997. Total interest expense for this loan was $164,319 and $130,191 for the years ended December 31, 1995 and 1994, respectively.

AMIT currently holds two unsecured note receivables from the Partnership. Total indebtedness of $2,065,151 was in default at December 31, 1995 due to non-payment. Total interest expense on this financing was $428,916 and $390,820 for the years ended December 31, 1995 and 1994, respectively. Accrued interest was $1,147,854 at December 31, 1995.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

Note E - Transactions with Affiliated Parties (continued)

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

Note F - Investment Properties and Accumulated Depreciation



                                      Initial Cost
                                     To Partnership
                                                                             Cost
                                                             Buildings    Capitalized
                                                            and Related    (Removed)
                                                             Personal    Subsequent to
 Description                   Encumbrances      Land         Property    Acquisition
 Whispering Pines Apartments   $ 4,394,232     $  579,327  $ 5,210,673    $  (368,684)

 Silver Ridge Apartments         4,900,000        641,974    6,244,026       (622,540)

 Angeles Partners 16             3,581,940             --           --             --

     Totals                    $12,876,172     $1,221,301  $11,454,699    $  (991,224)


Note F - Investment Properties and Accumulated Depreciation (continued)

                                       Gross Amount At Which Carried
                                           At December 31, 1995

                                               Buildings
                                              And Related
                                                Personal                   Accumulated       Date       Depreciable
 Description                       Land        Property        Total       Depreciated     Acquired      Life-Years
 Whispering Pines Apartments    $  509,115    $ 4,912,201   $ 5,421,316      $1,167,540    06/30/89        5-40

 Silver Ridge Apartments            566,474     5,696,986     6,263,460       1,838,655    12/29/87        5-40

       Totals                    $1,075,589   $10,609,187   $11,684,776      $3,006,195

The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 10 yrs.

Reconciliation of  Investment Properties and Accumulated Depreciation :

                                               Years Ended December 31,
                                                  1995           1994

 Investment Properties

 Balance at beginning of year                $22,355,656    $22,290,148
 Property improvements                           312,100         65,508
 Property write-down                                  --             --
 Dispositions                                (10,982,980)            --

 Balance at end of Year                      $11,684,776    $22,355,656

 Accumulated Depreciation

 Balance at beginning of year                $ 4,771,718    $ 4,107,439
 Additions charged to expense                    472,626        664,279

 Dispositions                                 (2,238,149)            --

 Balance at End of Year                      $ 3,006,195    $ 4,771,718


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995 and 1994, is $13,102,544 and $25,830,208. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994, is $2,599,780 and $3,766,274.


Note G - Sale of Investment Property

On June 12, 1995, the Partnership sold the North Prior Industrial Park to an unrelated party, recognizing a gain on the sale of $1,009,521. The net proceeds of $10,324,699, were used to pay the first mortgage and related accrued interest, to pay AMIT in partial satisfaction of a recourse second mortgage, and to fund restricted escrows. The holder of the first mortgage forgave $56,203, which the Partnership recognized as an extraordinary gain on extinguishment of debt. The unpaid balance of the note payable to AMIT is now unsecured Partnership debt (see Note E).

As required by the sales agreement, the Partnership established three escrows as described below:

Tenant Improvements Escrow - This escrow is being held pending completion of tenant improvements that were begun by the receiver prior to the sale. As the improvement projects are completed the funds will be disbursed. At December 31, 1995, the escrow balance was $74,513. All funds are expected to be used in the improvement projects; however, any remaining funds will be used to reduce the AMIT debt.

Environmental Escrow -This escrow was established for costs associated with fuel oil contamination at the property. In January 1993, a local fuel oil distributor pumped fuel oil into a testing well instead of into the storage tank at North Prior Industrial Park. The Partnership notified the necessary authorities and engaged an environmental engineering firm to develop a plan of action to clean up the site. The cost of the clean up, which is not covered by insurance, is estimated to be approximately $900,000 over a five year period. A liability has been recorded to cover the estimated costs to clean-up the site and is included in "Other Liabilities", and the funds have been set aside in an escrow account. The Partnership entered into an agreement with the buyer of the property limiting the Partnership's liability with regard to the clean up of this site to the balance of the escrow account. This agreement will terminate when the Partnership receives a "Site Closure Letter" from the Minnesota Pollution and Control Agency. Upon receipt of this letter, any remaining funds in the escrow account will be used to pay down the AMIT debt discussed above.

Attorney Fee Escrow: This escrow is being held for attorney fees relating to the Environmental issue described above. At December 31, 1995, the balance in this account is $129,464. All funds are expected to be used for attorney fees; however, any remaining funds will be used to reduce the AMIT debt.

Note H - Other Items

In January 1995, the former holder of the first mortgage secured by the North Prior Industrial Park, along with the former receiver, initiated two separate lawsuits against the Partnership and other parties for damages sustained as a result of the oil spill at the property. In June 1995 the suit with the former holder of the first mortgage was dismissed. In November 1995, the Partnership was removed as the defendant and became the Plaintiff in the suit brought by the former receiver as the receiver is no longer an interested party.

In 1994, the number of Limited Partnership Units decreased by 17 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the Limited Partner will still be allocated his or her share of the income or loss for that entire year. The loss per limited partnership unit in the accompanying statement of operations is calculated based on the number of units outstanding at the beginning of the year.

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

   There were no disagreements with Ernst & Young LLP regarding the 1995 or 1994 audits of the Partnership's financial statements.

                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

    The name of the directors and executive officers of Angeles Realty Corporation II ("ARC II"), the Partnership's General Partner as of December 31, 1995, their age and the nature of all positions with ARC II presently held by them are as follows:


Name                                Age               Position

Carroll D. Vinson                   55                President

Robert D. Long, Jr.                 28                Controller and Principal
                                                      Accounting Officer

William H. Jarrard, Jr.             49                Vice President

John K. Lines                       36                Secretary

Kelley M. Buechler                  38                Assistant Secretary


Carroll D. Vinson has been President of Metropolitan Asset Enhancement, L.P., and subsidiaries since August of 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

Robert D. Long, Jr. is Controller and Principal Accounting Officer. Prior to joining Metropolitan Asset Enhancement, L.P., and subsidiaries, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of the University of Memphis.

William H. Jarrard, Jr. is Managing Director - Partnership Administration of Insignia Financial Group, Inc. ("Insignia"). During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. He was previously associated with the accounting firm, Ernst & Whinney, for eleven years. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

John K. Lines has been General Counsel and Secretary of Insignia since June 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of Insignia. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.


Item 10.  Executive Compensation

   No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's General Partner and its affiliates, as described in Note E of the Financial Statements included under Item 7, which is incorporated herein by reference.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

   As of January 1, 1996, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

   The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except as follows: Article 12.1 of the Agreement, which provides that upon a vote of the Limited Partners holding more than 50% of the then outstanding Limited Partnership Units the General Partner may be expelled from the Partnership upon 90 days written notice. In the event that a successor general partner has been elected by Limited Partners holding more than 50% of the then outstanding Limited Partnership Units and if said Limited Partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled General Partner an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the General Partner's interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between
i) the balance of the General Partner's capital account and ii) the fair market value of the share of Distributable Net Proceeds to which the General Partner would be entitled. Determination of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2 (b) of the Agreement.

Item 12.  Certain Relationships and Related Transactions

   No transactions have occurred between the Partnership and any officer or director of ARC II.

   During the years ended December 31, 1995, and December 31, 1994, the transactions that occurred between the Partnership and ARC II or affiliates of ARC II pursuant to the terms of the Agreement are disclosed under Note E of the Partnership's Financial Statements included under Item 7, which is hereby incorporated by reference.

Item 13.  Exhibits and Reports on Form 8-K


     (a)    See Exhibit Index contained herein.
     (b)    No reports on Form 8-K were filed during the fourth quarter of 1995.




                                    SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ANGELES PARTNERS 16
                                  (A California Limited Partnership)
                                  (Registrant)


                                  By:     Angeles Realty Corporation II



                                  By:     /s/Carroll D. Vinson
                                          Carroll D. Vinson
                                          President


                                  Date:   March 15, 1996



          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/Carroll D. Vinson                   President              March 15, 1996
Carroll D. Vinson




/s/Robert D. Long, Jr.                 Controller             March 15, 1996
Robert D. Long, Jr.                    (Principal Accounting
                                        Officer)







                               ANGELES PARTNERS 16
                             (A Limited Partnership)

                                  Exhibit Index


Exhibit Number                  Description of Exhibit

    3.1 Amended Certificate and Agreement of the Limited Partnership's filed in the Partnership's prospectus dated June 15, 1987 which is incorporated herein by reference.

   10.1 Agreement of Purchase and Sale of Property with Exhibits - Angola Beach, filed in Form 8K dated December 29, 1987, which is incorporated herein by reference.

   10.2 Amendment of Contract - Angola Beach filed in Form 8K dated December 29, 1987, which is incorporated herein by reference.

   10.3 Agreement of Purchase and Sale of Property - Silver Ridge filed in Form 8K dated December 29, 1987, which is incorporated herein by reference.

   10.4 Contract of Sale with Exhibits - Angola Estates, file in Form 8K dated January 12, 1988, which is incorporated herein by reference.

   10.5 First Trust Deed - Angola Beach, filed in Form 10Q dated September 30, 1988, which is incorporated herein by reference.

   10.6 Agreement of Purchase and Sale of Property - North Prior filed in Form 8K dated January 18, 1989, which is incorporated herein by reference.

   10.7 Agreement of Purchase and Sale of Property - Whispering Pines filed in Form 8K dated July 19, 1989, which is incorporated herein by reference.

   10.8 Stock Purchase Agreement dated November 24, 1992 showing the purchase of 100% of the outstanding stock of Angeles Realty Corporation II by IAP GP Corporation, a subsidiary of MAE GP Corporation, filed in Form 8-K dated December 31, 1992, which is incorporated herein by reference.

   10.9 Agreement of Purchase and Sale of Property - Angola Beach and Angola Estates Mobile Home Park filed in Form 8K dated May 20, 1993, which is incorporated herein by reference.

   10.10 Letter from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the exhibit filed with Form 8K dated September 1, 1993.




Exhibit Number                        Description of Exhibit


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

   27 Financial Data Schedule, is filed as an exhibit to this report.