Form 10QSB
period 1996-03-31
ANGELES PARTNERS 16
filed 1996-05-08
CIK 812187

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


                  For the quarterly period ended March 31, 1996


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

ITEM 1.  FINANCIAL STATEMENTS


a)                             ANGELES PARTNERS 16

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996


 Assets
    Cash and cash equivalents:
      Unrestricted                                                     $    519
      Restricted--tenant security deposits                                   64
    Accounts receivable                                                      13
    Escrow for taxes                                                        159
    Restricted escrows (Note D)                                           1,312
    Other assets                                                            220
    Investment properties:
        Land                                             $ 1,076
        Buildings and related personal property           10,616
                                                          11,692
        Less accumulated depreciation                     (3,079)         8,613
                                                                       $ 10,900

    Liabilities and Partners' Deficit

    Liabilities
        Accounts payable                                               $     29
        Tenant security deposits                                             64
        Accrued taxes                                                       395
        Accrued interest                                                  1,815
        Other liabilities (Note D)                                        1,149
        Notes payable, including $1,879 in
           default                                                       12,673

       Partners' Deficit
           General partner                              $   (170)
           Limited partners (14,033 units
             issued and outstanding)                      (5,055)        (5,225)
                                                                       $ 10,900
                 See Accompanying Notes to Financial Statements

b)                             ANGELES PARTNERS 16

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                Three Months Ended
                                                     March 31,
                                                 1996           1995
 Revenues:
   Rental income                               $   591        $   922
   Other income                                     53             46
       Total revenues                              644            968
 Expenses:
   Operating                                       215            297
   General and administrative                       37             44
   Maintenance                                      34             65
   Depreciation                                     73            161
   Interest                                        322            472
   Property taxes                                  121            276
   Bad debt recovery                                --             (4)
       Total expenses                              802          1,311

 Loss before gain on sale of
   investment property                            (158)          (343)
 Gain on sale of investment
   property                                         64             --

       Net loss                                $   (94)       $  (343)

 Net loss allocated to general
   partner  (1%)                               $    (1)       $    (3)
 Net loss allocated to limited
   partners (99%)                                  (93)          (340)

       Net loss                                $   (94)       $  (343)

 Net loss per limited partnership unit:        $ (6.63)       $(24.23)

                 See Accompanying Notes to Financial Statements

c)                             ANGELES PARTNERS 16

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership    General       Limited
                                      Units       Partner       Partners        Total
 Original capital contributions      14,050       $     1        $14,050        $14,051

 Partners' deficit at
     December 31, 1995               14,033       $  (169)       $(4,962)       $(5,131)

 Net loss for the three months
     ended March 31, 1996                --            (1)           (93)           (94)

 Partners' deficit at
    March 31, 1996                   14,033       $  (170)       $(5,055)       $(5,225)

                 See Accompanying Notes to Financial Statements

d)                             ANGELES PARTNERS 16

                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                     March 31,
                                                                  1996          1995
Cash flows from operating activities:
   Net loss                                                       $  (94)       $ (343)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation                                                    73           161
      Amortization of loan costs and leasing commissions               2            13
      Gain on sale of investment property                            (64)           --
      Bad debt recovery                                               --            (4)
   Change in accounts:
      Restricted cash                                                 (1)           11
      Accounts receivable                                            126           (46)
      Escrows for taxes                                               65            57
      Other assets                                                    --           (39)
      Accounts payable                                               (11)           (3)
      Tenant security deposit liabilities                              2             1
      Accrued taxes                                                  (46)          109
      Accrued interest                                               189           330
      Other liabilities                                              (44)           43

       Net cash provided by operating activities                     197           290

Cash flows from investing activities:
   Property improvements and replacements                             (6)           (9)
   Deposits to restricted escrows                                    (94)          (49)
   Withdrawals from restricted escrows                               155             4

       Net cash provided by (used in) investing activities            55           (54)

Cash flows used in financing activities:
   Payments on notes payable                                        (139)          (12)

Net increase in cash                                                 113           224

Cash at beginning of period                                          406         1,773

Cash at end of period                                            $   519       $ 1,997

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $   131       $   135

                 See Accompanying Notes to Financial Statements

e)                             ANGELES PARTNERS 16

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Going Concern

The financial statements have been prepared assuming that Angeles Partners 16 (the "Partnership") will continue as a going concern. The Partnership has incurred recurring operating losses and continues to suffer from inadequate liquidity. In addition, there are limited identified capital resources available to the Partnership. As a result, the Partnership has not had cash available to perform the substantial rehabilitation necessary at each of the investment properties.

The Partnership is in default on $1,879,000 of its indebtedness, plus related accrued interest of $1,303,000 due to its inability to make interest and principal payments when due. The debt is unsecured debt of the Partnership payable to Angeles Mortgage Investment Trust ("AMIT") (See "Note C").

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

Note B - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to the General Partner and affiliates during the three months ended March 31, 1996 and 1995:

                                                   1996           1995
                                                      (in thousands)

 Property management fees                           $31            $30
 Reimbursement for services of affiliates            14             21


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

The AAP working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, including accrued interest of $473,000, was $1,990,000 at March 31, 1996, with monthly interest only payments at the prime rate plus 2% from available cash flow. Principal is to be paid the earlier of
i) the availability of funds, ii) the sale of one or more properties owned by the Partnership generating excess proceeds, or iii) November 25, 1997. Total interest expense for this loan was $39,000 and $41,000 for the three months ended March 31, 1996 and 1995, respectively.

Note C - Transactions with Affiliated Parties (continued)

AMIT currently holds two unsecured notes receivable from the Partnership. Total indebtedness of $1,879,000 is in default at March 31, 1996, due to non-payment. Total interest expense on this financing was $155,000 and $108,000 for the three months ended March 31, 1996 and 1995, respectively. Accrued interest was $1,303,000 at March 31, 1996.

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

Note C - Transactions with Affiliated Parties (continued)

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

Note D - Sale of Investment Property

On June 12, 1995, the Partnership sold the North Prior Industrial Park to an unrelated party, recognizing a gain on the sale of $1,010,000. The net proceeds of $10,325,000, were used to pay the first mortgage and related accrued interest, to pay AMIT in partial satisfaction of a recourse second mortgage, and to fund restricted escrows. The holder of the first mortgage forgave $56,000, which the Partnership recognized as an extraordinary gain on extinguishment of debt. The unpaid balance of the note payable to AMIT is now unsecured Partnership debt (see "Note C").

As required by the sales agreement, the Partnership established three escrows as described below:

Tenant Improvements Escrow - This escrow was being held pending completion of tenant improvements that were begun by the receiver prior to the sale. At March 31, 1996, the escrow balance had been expended. All funds were used for the improvement projects and the residual, or $56,000, was used to reduce the debt to AMIT.

Environmental Escrow - This escrow was established for costs associated with fuel oil contamination at the property. In January 1993, a local fuel oil distributor pumped fuel oil into a testing well instead of into the storage tank at North Prior Industrial Park. The Partnership notified the necessary authorities and engaged an environmental engineering firm to develop a plan of action to clean up the site. The cost of the clean up, which is not covered by insurance, is estimated to be approximately $900,000 over a five year period. A liability has been recorded to cover the estimated costs to clean-up the site and is included in "Other Liabilities", and the funds have been set aside in an escrow account. The Partnership entered into an agreement with the buyer of the property limiting

Note D - Contingencies (continued)

the Partnership's liability with regard to the clean up of this site to the balance of the escrow account. This agreement will terminate when the Partnership receives a "Site Closure Letter" from the Minnesota Pollution and Control Agency. Upon receipt of this letter, any remaining funds in the escrow account will be used to pay down the AMIT debt discussed above.

Attorney Fee Escrow - This escrow is being held for attorney fees relating to the environmental issue described above. At March 31, 1996, the balance in this account is $95,000. All funds are expected to be used for attorney fees; however, any remaining funds will be used to reduce the debt to AMIT.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:

 Property                                         1996         1995

 Whispering Pines Apartments
    Fitchburg, Wisconsin (1)                       90%         95%

 Silver Ridge Apartments
    Maplewood, Minnesota                           99%         92%


(1) Decrease in occupancy due to increased home sales in the area. New home construction and low interest rates for home buyers has made renting less appealing and thereby decreased occupancy.

The Partnership realized a net loss of $94,000 for the three months ended March 31, 1996, versus a net loss of $343,000 for the three months ended March 31, 1995. The decrease in net loss for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, is primarily due to the sale of North Prior Industrial Park on June 12, 1995.

Rental income decreased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to the sale of North Prior Industrial Park on June 12, 1995, resulting in the loss of rental revenue relating to this property. Also contributing to the decrease in rental income was the decrease in occupancy at Whispering Pines Apartments, which was partially offset by an increase in occupancy at Silver Ridge Apartments.

For the three months ended March 31, 1996, versus the three months ended March 31, 1995, the Partnership realized decreases in the following expense categories: operating, maintenance, depreciation, interest and property tax. These decreases are due to the sale of North Prior Industrial Park. These decreases were partially offset by a slight increase in interest expense at Whispering Pines Apartments due to higher interest expense resulting from a fluctuating interest rate on the mortgage.

As mentioned previously, the Partnership sold North Prior Industrial Park on June 12, 1995. The net proceeds were used to pay the first mortgage and related accrued interest. As a result of the sale, tenant receivable balances were written off due to the doubts regarding the collectibility of such amounts. However, during the three months ended March 31, 1996, $8,000 in receivables were collected and the funds were remitted to AMIT to reduce the principal balance. In addition, during the three months ended March 31, 1996, the tenant improvement projects were completed, as required by the sale of the property (see "Note D"), and funds remaining in the escrow account were also remitted to AMIT to reduce the principal balance. The funds remitted amounted to $56,000. As a result of these transactions, the Partnership recognized an additional $64,000 gain on the sale of the investment property during the three months ended March 31, 1996.

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

At March 31, 1996, the Partnership had unrestricted cash of $519,000 versus $1,997,000 at March 31, 1995. Net cash provided by operating activities decreased primarily due to a decrease in accrued taxes and a lesser increase in accrued interest. Net cash provided by investing activities increased due to increased withdrawals from the restricted escrows. Net cash used in financing activities increased slightly due to increased payments on the notes payable to AMIT.

The financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership has incurred recurring operating losses and continues to suffer from inadequate liquidity. In addition, there are limited identified capital resources available to the Partnership. As a result, the Partnership has not had cash available to perform the substantial rehabilitation necessary at each of the investment properties. The Partnership is in default on $1,879,000 of its indebtedness due to its inability to make interest and principal payments when due. The debt is unsecured debt of the Partnership payable to AMIT. The Partnership is presently paying non-debt related expenses of the properties, is current on its mortgages secured by its two remaining investment properties and is negotiating forbearance agreements with AMIT on the debt in default. As a result of the above conditions, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets or amounts or classification of liabilities that may result from these uncertainties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $12,673,000 consists of a first mortgage of $4,377,000, which is being amortized over 30 years and is due January 1997, a second trust deed and a working capital loan with principal balances of $375,000 and $1,517,000, respectively, (interest only) with maturity dates in November and December 1997, and a first mortgage bond payable in the principal amount of $4,525,000 (interest only) due July 2023. This Partnership also has unsecured debt to AMIT in the amount of $859,000 and $1,020,000 (interest only) with maturity dates of June 1997 and June 1996, respectively, which is in default. Future cash distributions will depend on the levels of net cash generated from operations, refinancings and property sales. At this time, the General Partner does not anticipate making a cash distribution during fiscal 1996.

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January 1993, a local fuel oil distributor pumped fuel oil into a testing well instead of into the storage tank at North Prior Industrial Park. The Partnership notified the necessary authorities and engaged an environmental engineering firm to develop a plan of action to clean up the site. The cost of the clean up, which is not covered by insurance, is estimated to be approximately $900,000 over a five year period. A liability has been recorded to cover the estimated costs to clean up the site and the funds have been set
aside in an escrow account.   The Partnership entered into an Environmental
Undertaking and Indemnity Agreement with the buyer of the property limiting the Partnership's liability with regard to the clean up of this site to the balance of the escrow account. This agreement will terminate when the Partnership receives a "Site Closure Letter" from the Minnesota Pollution and Control Agency. Upon receipt of this letter, any remaining funds in the escrow account will be used to pay down Partnership debt to AMIT. In January 1995, the holder of the first mortgage, along with the former receiver, initiated two separate lawsuits against the Partnership, among others, for damages sustained as a result of the above. In June 1995, the suit with the former holder of the first mortgage was dismissed. During November 1995, the Partnership was removed as the defendant and became the Plaintiff in the lawsuit initiated by the former receiver in a suit filed against the fuel distributor, among others. The former receiver was removed as Plaintiff in the suit due to it no longer being a party-in-interest.

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

   b)   Reports on Form 8-K:

        None filed during the three months ended March 31, 1996.


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





                                   ANGELES PARTNERS 16



                                   By:    Angeles Realty Corporation II
                                          General Partner



                                   By:    /s/Carroll D. Vinson
                                          Carroll D. Vinson
                                          President



                                   By:    /s/Robert D. Long
                                          Robert D. Long
                                          Vice President/CAO


                                   Date:  May 8, 1996