Form 10QSB
period 1996-06-30
ANGELES PARTNERS 16
filed 1996-08-09
CIK 812187

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


                  For the quarterly period ended June 30, 1996


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

                                  June 30, 1996

 Assets
    Cash and cash equivalents:
       Unrestricted                                                   $    551
       Restricted--tenant security deposits                                 61
    Accounts receivable                                                     21
    Escrow for taxes                                                       151
    Restricted escrows                                                   1,247
    Other assets                                                           218
    Investment properties:
       Land                                            $  1,076
       Buildings and related personal property           10,636
                                                         11,712
       Less accumulated depreciation                     (3,153)         8,559
                                                                      $ 10,808

 Liabilities and Partners' Deficit

    Liabilities
       Accounts payable                                               $     17
       Tenant security deposits                                             60
       Accrued taxes                                                       338
       Accrued interest                                                  1,011
       Other liabilities                                                 1,064
       Notes payable, including $2,887
         in default                                                     13,663

    Partners' Deficit
       General partner                                 $   (171)
       Limited partners' (14,033 units
          issued and outstanding)                        (5,174)        (5,345)
                                                                      $ 10,808
                 See Accompanying Notes to Financial Statements

b)                             ANGELES PARTNERS 16

                             STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Three Months Ended           Six Months Ended
                                          June 30,                    June 30,
                                    1996           1995          1996         1995
 Revenues:
   Rental income                   $   581       $   922       $ 1,172       $ 1,844
   Other income                         52            47           105            94
       Total revenues                  633           969         1,277         1,938

 Expenses:
   Operating                           200         1,026           415         1,323
   General and administrative           38            50            75            94
   Maintenance                          39            85            73           150
   Depreciation                         74           167           147           328
   Interest                            294           447           616           920
   Property taxes                       64           256           185           532
   Bad debt recovery                    --            --            --            (4)
       Total expenses                  709         2,031         1,511         3,343

   Loss before (loss) gain on
     sale of investment
     property and
     extraordinary item                (76)       (1,062)         (234)       (1,405)

 (Loss) gain on sale of
     investment property               (44)          611            20           611

 Loss before extraordinary
     item                             (120)         (451)         (214)         (794)

 Extraordinary item - gain
     on early extinguishment
     of debt                            --            56            --            56

       Net loss                    $  (120)      $  (395)      $  (214)      $  (738)

 Net loss allocated
   to general partner (1%)         $    (1)      $    (4)      $    (2)      $    (7)
 Net loss allocated
  to limited partners (99%)           (119)         (391)         (212)         (731)

       Net loss                    $  (120)      $  (395)      $  (214)      $  (738)

 Per limited partnership unit:
   Loss before extraordinary
     item                          $ (8.48)      $(31.82)      $(15.11)      $(56.02)
   Extraordinary item                   --          3.95            --          3.95

       Net loss                    $ (8.48)      $(27.87)      $(15.11)      $(52.07)

                 See Accompanying Notes to Financial Statements


c)                             ANGELES PARTNERS 16

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)

                                      Limited
                                    Partnership     General      Limited
                                       Units        Partner     Partners       Total
 Original capital contributions       14,050       $     1      $14,050       $14,051

 Partners' deficit at
    December 31, 1995                 14,033       $  (169)     $(4,962)      $(5,131)

 Net loss for the six months
    ended June 30, 1996                   --            (2)        (212)         (214)

 Partners' deficit at
    June 30, 1996                     14,033       $  (171)     $(5,174)      $(5,345)

                 See Accompanying Notes to Financial Statements


d)                             ANGELES PARTNERS 16

                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                           Six Months Ended
                                                               June 30,
                                                          1996          1995
 Cash flows from operating activities:
    Net loss                                            $  (214)       $  (738)
    Adjustments to reconcile net loss to net
       cash provided by (used in) operating
       activities:
       Depreciation                                         147            328
       Amortization of loan costs and leasing                 4             25
        commissions
       Gain on sale of investment property                  (20)          (611)
       Bad debt recovery                                     --             (4)
       Extraordinary item - gain on early
        extinguishment of debt                               --            (56)
    Change in accounts:
       Restricted cash                                        2              8
       Accounts receivable                                  119             44
       Escrows for taxes                                     80             68
       Other assets                                           1            (41)
       Accounts payable                                     (23)             2
       Tenant security deposit liabilities                   (2)             7
       Accrued taxes                                       (104)           (22)
       Accrued interest                                     239           (983)
       Other liabilities                                   (127)           736

            Net cash provided by (used in)
                operating activities                        102         (1,237)

 Cash flows from investing activities:
    Property improvements and replacements                  (27)          (269)
    Proceeds from sale of investment property                --          9,863
    Deposits to restricted escrows                         (181)        (1,346)
    Withdrawals from restricted escrows                     299             84

            Net cash provided by
                 investing activities                        91          8,332

 Cash flows from financing activities:
    Repayment of notes payable                               --         (8,035)
    Payments on notes payable                               (92)           (18)
    Additions to notes payable                               44             --

            Net cash used in financing activities           (48)        (8,053)

 Net increase (decrease) in cash                            145           (958)

 Cash and cash equivalents at beginning of period           406          1,773

 Cash and cash equivalents at end of period             $   551        $   815

 Supplemental disclosure of cash flow information:
    Cash paid for interest                              $   372        $ 1,890

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

The Partnership is in default on $2,887,000 of its indebtedness, plus related accrued interest of $459,000, due to its inability to make interest and principal payments when due. The debt is unsecured debt of the Partnership payable to Angeles Mortgage Investment Trust ("AMIT") (see "Note C" for further discussion).

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


Note B - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates during the six months ended June 30, 1996 and 1995:

                                                 1996        1995
                                                  (in thousands)

 Property management fees                       $ 62         $ 77
 Reimbursement for services of affiliates         31           47


The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership, was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

The AAP working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness including accrued interest of $512,000, was $2,029,000 at June 30, 1996, with monthly interest only payments at prime plus 2% from available cash flow. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $78,000 and $83,000 for the six months ended June 30, 1996 and 1995, respectively.

Note C - Transactions with Affiliated Parties (continued)

AMIT currently holds two unsecured notes receivable from the Partnership. Total indebtedness of $2,887,000 is in default at June 30, 1996, due to non-payment. Total interest expense on this financing was $274,000 and $221,000 for the six months ended June 30, 1996 and 1995, respectively. Accrued interest was $459,000 at June 30, 1996.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP has declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

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

Note D - Contingencies

On June 12, 1995, the Partnership sold the North Prior Industrial Park to an unrelated party. The net proceeds of $10,325,000, were used to pay the first mortgage and related accrued interest, to pay AMIT in partial satisfaction of a recourse second mortgage, and to fund restricted escrows. The holder of the first mortgage forgave $56,000, which the Partnership recognized as an extraordinary gain on extinguishment of debt. The unpaid balance of the note payable to AMIT is now unsecured Partnership debt (see "Note C").

As required by the sales agreement, the Partnership established three escrows as described below:

Tenant Improvements Escrow - This escrow was being held pending completion of tenant improvements that were begun prior to the sale. At June 30, 1996, the escrow balance had been expended. All funds were used for the improvement projects and the residual, or $56,000, was used to reduce the debt to AMIT.

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

Attorney Fee Escrow - This escrow is being held for attorney fees relating to the environmental issue described above. At June 30, 1996, the balance in this account is $72,000. All funds are expected to be used for attorney fees; however, any remaining funds will be used to reduce the debt to AMIT.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:

                                                       Average
                                                      Occupancy
 Property                                         1996         1995

 Whispering Pines Apartments
    Fitchburg, Wisconsin (1)                       89%         94%

 Silver Ridge Apartments
    Maplewood, Minnesota                           98%         92%

(1) Occupancy at this property has dropped due to attractive interest rates for potential home buyers and due to construction around the property which has decreased traffic to the property.

The Partnership realized a net loss of $214,000 for the six months ended June 30, 1996, versus a net loss of $738,000 for the six months ended June 30, 1995. The Partnership realized a net loss of $120,000 and $395,000 for the three months ended June 30, 1996 and 1995, respectively. The decrease in net loss for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, is primarily due to the sale of North Prior Industrial Park on June 12, 1995.

Rental income decreased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to the sale of North Prior Industrial Park on June 12, 1995. Also contributing to the decrease in rental income was the decrease in occupancy at Whispering Pines Apartments, which was partially offset by an increase in occupancy at Silver Ridge Apartments.

For the three and six months ended June 30, 1996, versus the three and six months ended June 30, 1995, operating, maintenance, depreciation, and property tax expenses decreased due to the sale of North Prior Industrial Park on June 12, 1995. Interest expense also decreased due to the sale of North Prior Industrial Park. However this decrease was partially offset by an increase in interest expense at Whispering Pines Apartments due to higher interest payments resulting from a higher interest rate on the fluctuating rate mortgage. Also contributing to the decrease in property tax expense was a decrease in the tax rate for Silver Ridge Apartments. General and administrative expense decreased due to a decrease in cost reimbursements for partnership accounting, investor relations and asset management services.

As mentioned previously, the Partnership sold North Prior Industrial Park on June 12, 1995. The net proceeds were used to pay the first mortgage and related accrued interest. As a result of the sale, tenant receivable balances were written off due to the doubts regarding the collectibility of such amounts. However, during the six months ended June 30, 1996, $8,000 in receivables were collected and the funds were remitted to AMIT to reduce the principal balance. In addition, during the six months ended June 30, 1996, the tenant improvement projects were completed, as required by the sale of the property (see "Note D"), and funds remaining in the escrow account were also remitted to AMIT to reduce the principal balance. The funds remitted amounted to $56,000. As per the terms of the promissory note agreement between the Partnership and AMIT, all attorney's fees and cost incurred by AMIT in pursuit of collection of this note shall be paid by the Partnership. During the six months ended June 30, 1996, $44,000 in costs were added to the outstanding principal balance and was recorded as a loss on the sale of the property. The net gain on the sale of the property for the six months ended June 30, 1996, amounted to $20,000.

The Partnership sold the investment property, North Prior Industrial Park, for $10,450,000 to an unrelated third party. The net proceeds were used to pay the first mortgage and related accrued interest. Accrued interest of $56,000 related to the first mortgage was forgiven resulting in an extraordinary gain on debt forgiveness for the six months ended June 30, 1995, and a total gain of $611,000 was realized on the sale during the six months ended June 30, 1995.

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

At June 30, 1996, the Partnership had unrestricted cash of $551,000 versus $815,000 at June 30, 1995. Net cash provided by operating activities increased primarily due to the decreased net loss as a result of the sale of North Prior Industrial Park. In addition, there was significant payment of accrued interest in 1995 as a result of the sale of North Prior Industrial Park. Net cash provided by investing activities decreased primarily due to the sales proceeds received in 1995 as a result of the sale of North Prior Industrial Park. In addition, net cash used in financing activities decreased due to the sale of North Prior Industrial Park because there was a significant repayment of the notes payable at the closing of the sale.

The financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership has incurred recurring operating losses and continues to suffer from inadequate liquidity. In addition, there are limited identified capital resources available to the Partnership. As a result, the Partnership has not had cash available to perform the substantial rehabilitation necessary at each of the investment properties. The Partnership is in default on $2,887,000 of its indebtedness due to its inability to make interest and principal payments when due. The debt is unsecured debt of the Partnership payable to AMIT. The Partnership is presently paying non-debt related expenses of the properties, is current on its mortgages secured by its two remaining investment properties and is negotiating forbearance agreements with AMIT on the debt in default. As a result of the above conditions, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets or amounts or classification of liabilities that may result from these uncertainties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of $13,663,000 consists of a first mortgage of $4,359,000, which is being amortized over 30 years and is due January 1997, a second trust deed and a working capital loan with principal balances of $375,000 and $1,517,000, respectively, (interest only) with maturity dates in November and December 1997, and a first mortgage bond payable in the principal amount of $4,525,000 (interest only) due July 2023. The Partnership also has unsecured debt to AMIT in the amount of $859,000 and $2,028,000 (interest only) with maturity dates of June 1997 and June 1996, respectively, which is in default. Future cash distributions will depend on the levels of net cash generated from operations, refinancings and property sales. At this time, the General Partner does not anticipate making a cash distribution during fiscal 1996.

The General Partner is currently negotiating a refinance of the mortgage secured by Whispering Pines Apartments prior to its maturity in January 1997. The outcome of such negotiations cannot presently be determined.

Subsequent to June 30, 1996, AMIT filed a complaint against the Partnership, in the State of Minnesota, demanding payment on the $2,028,000 obligation (plus $116,000 accrued interest) that the Partnership has to AMIT at June 30, 1996, which is in default previously due to non-payment of interest and now in default due to maturity.


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

Subsequent to June 30, 1996, AMIT filed a complaint against the Partnership, in the State of Minnesota, demanding payment on the $2,028,000 obligation (plus $116,000 accrued interest) that the Partnership has to AMIT at June 30, 1996, which is in default previously due to non-payment of interest and now in default due to maturity.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a)   Exhibits:

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b)   Reports on Form 8-K:

        None filed during the quarter ended June 30, 1996.


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


                                    Date: August 8, 1996