Form 10QSB
period 1996-09-30
ANGELES PARTNERS 16
filed 1996-11-13
CIK 812187

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


              For the quarterly period ended September 30, 1996


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

                              September 30, 1996


Assets
  Cash and cash equivalents:
    Unrestricted                                                  $   542
    Restricted--tenant security deposits                               58
  Accounts receivable                                                  19
  Escrow for taxes                                                    261
  Restricted escrows                                                1,232
  Other assets                                                        215
  Investment properties:
    Land                                             $ 1,076
    Buildings and related personal property           10,652
                                                      11,728
    Less accumulated depreciation                     (3,227)       8,501
                                                                  $10,828

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                $    65
  Tenant security deposits                                             57
  Accrued taxes                                                       445
  Accrued interest                                                  1,169
  Other liabilities                                                 1,009
  Notes payable, including $2,887 in
      default                                                      13,645

Partners' Deficit
  General partner                                    $  (173)
  Limited partners (14,033 units
      issued and outstanding)                         (5,389)      (5,562)
                                                                  $10,828

                See Accompanying Notes to Financial Statements
b)
                                   ANGELES PARTNERS 16

                                 STATEMENTS OF OPERATIONS
                                       (Unaudited)
                             (in thousands, except unit data)

                                         Three Months Ended      Nine Months Ended
                                            September 30,           September 30,
                                         1996          1995        1996         1995
Revenues:
 Rental income                        $   507       $   587      $1,679       $2,432
 Other income                              68            65         173          158
     Total revenues                       575           652       1,852        2,590

Expenses:
 Operating                                233           239         628          951
 General and administrative                28            37         103          131
 Maintenance                               63            69         136          219
 Depreciation                              74            72         221          400
 Interest                                 287           298         903        1,218
 Property taxes                           107           130         292          662
 Bad debt recovery                         --            --          --           (4)
     Total expenses                       792           845       2,283        3,577

Loss before extraordinary item           (217)         (193)       (431)        (987)
Extraordinary item - gain on
  early extinguishment of debt             --            --          --           56

     Net loss                         $  (217)      $  (193)    $  (431)     $  (931)

Net loss allocated to general
 partner  (1%)                        $    (2)      $    (2)    $    (4)     $    (9)
Net loss allocated to limited
 partners (99%)                          (215)         (191)       (427)        (922)

     Net loss                         $  (217)      $  (193)    $  (431)     $  (931)

Per limited partnership unit:
 Loss before extraordinary item       $(15.32)      $(13.62)    $(30.43)     $(69.67)
 Extraordinary item                        --            --          --         3.97

     Net loss                         $(15.32)      $(13.62)    $(30.43)     $(65.70)

                      See Accompanying Notes to Financial Statements

c)
                              ANGELES PARTNERS 16

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                         (in thousands, except unit data)

                                    Limited
                                  Partnership    General     Limited
                                      Units      Partner     Partners       Total
Original capital contributions       14,050      $    1       $14,050      $14,051

Partners' deficit at
   December 31, 1995                 14,033      $ (169)      $(4,962)     $(5,131)

Net loss for the nine months
   ended September 30, 1996                          (4)         (427)        (431)

Partners' deficit at
  September 30, 1996                 14,033      $ (173)      $(5,389)     $(5,562)

                 See Accompanying Notes to Financial Statements

d)                                ANGELES PARTNERS 16

                                 STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                      (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                 1996         1995
Cash flows from operating activities:
  Net loss                                                    $ (431)       $ (931)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation                                                 221           400
    Amortization of loan costs and leasing commissions             7            27
    Extraordinary item - gain on early extinguishment
      of debt                                                     --           (56)
  Change in accounts:
    Restricted cash                                                5             6
    Accounts receivable                                          120            40
    Escrows for taxes                                            (30)           44
    Other assets                                                   1           (40)
    Accounts payable                                              25            13
    Tenant security deposit liabilities                           (6)            6
    Accrued taxes                                                  3           109
    Accrued interest                                             398          (888)
    Other liabilities                                           (201)          120

      Net cash provided by (used in) operating activities        112        (1,150)

Cash flows from investing activities:
  Property improvements and replacements                         (43)         (298)
  Proceeds from sale of investment property                       --         9,863
  Deposits to restricted escrows                                (271)       (1,390)
  Withdrawals from restricted escrows                            404           192

      Net cash provided by investing activities                   90         8,367

Cash flows from financing activities:
  Repayment of notes payable                                      --        (8,140)
  Payments on notes payable                                     (110)          (24)
  Additions to notes payable                                      44            --

       Net cash used in financing activities                     (66)       (8,164)

Net increase (decrease) in cash                                  136          (947)

Cash and cash equivalents at beginning of period                 406         1,773

Cash and cash equivalents at end of period                   $   542       $   826

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $   498       $ 2,034

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

The Partnership is in default on approximately $2,887,000 of its indebtedness, plus related accrued interest of approximately $579,000, due to its inability to make interest and principal payments when due. The debt is unsecured debt of the Partnership payable to Angeles Mortgage Investment Trust ("AMIT") (see "Note C" for further discussion).

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


NOTE B - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

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

The following payments were made to the General Partner and affiliates during the nine months ended September 30, 1996 and 1995:

                                                  1996        1995
                                                   (in thousands)

Property management fees                        $ 91        $ 109

Reimbursement for services of affiliates          50           66


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

The AAP working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, including accrued interest of approximately $551,000, was approximately $2,068,000 at September 30, 1996, with monthly interest only payments at prime plus 2% from available cash flow. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $78,000 and $124,000 for the nine months ended September 30, 1996 and 1995, respectively.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES (CONTINUED)

AMIT currently holds two unsecured notes receivable from the Partnership. Total indebtedness of $2,887,000 is in default at September 30, 1996, due to non-payment. Total interest expense on this financing was $395,000 and $331,000 for the nine months ended September 30, 1996 and 1995, respectively. Accrued interest was $579,000 at September 30, 1996.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, currently owns 87,700 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 2% of the total shares. The number of Class A Shares of AMIT owned by LAC increased from 63,200 shares on September 30, 1996, to 87,700 shares as of October 22, 1996. The voting percentage also increased from 1.5% to 2% over the same period.

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

NOTE D - CONTINGENCIES

On June 12, 1995, the Partnership sold the North Prior Industrial Park to an unrelated party. The net proceeds of $10,325,000, were used to pay the first mortgage and related accrued interest; to pay AMIT in partial satisfaction of a recourse second mortgage; and to fund restricted escrows. The holder of the first mortgage forgave $56,000, which the Partnership recognized as an extraordinary gain on extinguishment of debt. The unpaid balance of the note payable to AMIT is now unsecured Partnership debt (see "Note C").

As required by the sales agreement, the Partnership established three escrows as described below:

Tenant Improvements Escrow - This escrow was being held pending completion of tenant improvements that were begun prior to the sale. At September 30, 1996, the escrow balance had been expended. All funds were used for the improvement projects and the residual, or $56,000, was used to reduce the debt to AMIT.

Environmental Escrow - This escrow was established for costs associated with fuel oil contamination at the property. In January 1993, a local fuel oil distributor pumped fuel oil into a testing well instead of into the storage tank at North Prior Industrial Park. The Partnership notified the necessary authorities and engaged an environmental engineering firm to develop a plan of action to clean up the site. The cost of the clean up, which is not covered by insurance, is estimated to be approximately $900,000 over a five year period. A liability has been recorded to cover the estimated costs to clean-up the site and is included in "Other Liabilities", and the funds have been set aside in an escrow account. At September 30, 1996, the balance remaining in this account was approximately $889,000. The Partnership entered into an agreement with the buyer of the property limiting the Partnership's liability with regard to the clean up of this site to the balance of the escrow account. This agreement will terminate when the Partnership receives a "Site Closure Letter" from the Minnesota Pollution and Control Agency. Upon receipt of this letter, any remaining funds in the escrow account will be used to pay down the AMIT debt discussed above.

Attorney Fee Escrow - This escrow is being held for attorney fees relating to the environmental issue described above. At September 30, 1996, the balance in this account is $38,000. All funds are expected to be used for attorney fees; however, any remaining funds will be used to reduce the debt to AMIT.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                                       Average
                                                      Occupancy
Property                                          1996         1995

Whispering Pines Apartments
     Fitchburg, Wisconsin                          86%         93%

Silver Ridge Apartments
     Maplewood, Minnesota                          97%         95%

Occupancy at Whispering Pines has decreased due to home purchases by existing tenants and construction around the property which has decreased traffic to the property.

The Partnership realized a net loss of approximately $431,000 for the nine months ended September 30, 1996, versus a net loss of approximately $931,000 for the nine months ended September 30, 1995. The Partnership realized net losses of approximately $217,000 and $193,000 for the three months ended September 30, 1996 and 1995, respectively. The decrease in net loss for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, is primarily due to the sale of North Prior Industrial Park on June 12, 1995.

Rental income decreased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due to the sale of North Prior Industrial Park on June 12, 1995. Also contributing to the decrease in rental income was the decrease in occupancy at Whispering Pines Apartments, which was partially offset by an increase in occupancy at Silver Ridge Apartments. Other income increased due to an increase in interest income resulting from interest earned on the escrows held for North Prior.

For the three and nine months ended September 30, 1996, versus the three and nine months ended September 30, 1995, operating, maintenance, depreciation, and property tax expenses decreased due to the sale of North Prior Industrial Park on June 12, 1995. Interest expense also decreased due to the sale of North Prior Industrial Park, however, this decrease was partially offset by an increase in interest expense relating to the assessment of default interest on the North Prior AMIT debt. Also contributing to the decrease in property tax expense was a decrease in the tax rate for Silver Ridge Apartments. General and administrative expense decreased due to a decrease in cost reimbursements for partnership accounting, investor relations and asset management services.

The Partnership sold the investment property, North Prior Industrial Park, on June 12, 1995, for $10,450,000 to an unrelated third party. The net proceeds were used to pay the first mortgage and related accrued interest. Accrued interest of approximately $56,000 related to the first mortgage was forgiven resulting in an extraordinary gain on debt forgiveness for the nine months ended September 30, 1995. A gain on sale of investment property of approximately $611,000 was recorded for the sale during the nine months ended September 30, 1995.

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

At September 30, 1996, the Partnership had unrestricted cash of approximately $542,000 versus approximately $826,000 at September 30, 1995. Net cash provided by operating activities increased primarily due to the decreased net loss as a result of the sale of North Prior Industrial Park. In addition, there was significant payment of accrued interest in 1995 from the sale of North Prior Industrial Park. Net cash provided by investing activities decreased primarily due to the sales proceeds received in 1995 from the sale of North Prior Industrial Park. In addition, net cash used in financing activities decreased due to the repayment of the notes payable at the closing of the sale of North Prior Industrial Park.

The financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership has incurred recurring operating losses and continues to suffer from inadequate liquidity. In addition, there are limited identified capital resources available to the Partnership. As a result, the Partnership has not had cash available to perform the substantial rehabilitation necessary at each of the investment properties. The Partnership is in default on approximately $2,887,000 of its indebtedness due to its inability to make interest and principal payments when due. The debt is unsecured debt of the Partnership payable to AMIT. The Partnership is presently paying non-debt related expenses of the properties, is current on its mortgages secured by its two remaining investment properties and is negotiating forbearance agreements with AMIT on the debt in default. As a result of the above conditions, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets or amounts or classification of liabilities that may result from these uncertainties.

The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of approximately $13,645,000 consists of; (1) a first mortgage of $4,341,000, which is being amortized over 30 years and is due January 1997; (2) a second trust deed and a working capital loan with principal balances of approximately $375,000 and $1,517,000, respectively, (interest only) with maturity dates in November and December 1997; (3) and a first mortgage bond payable in the principal amount of approximately $4,525,000 (interest only) due July 2023.
The Partnership also has unsecured debt to AMIT in the amount of approximately $859,000 and $2,028,000 (interest only) with maturity dates of June 1997 and June 1996, respectively, which is in default. Future cash distributions will depend on the levels of net cash generated from operations, refinancing and property sales. There were no cash distributions in the nine months ended September 30, 1996 or September 30 1995. At this time, the General Partner does not anticipate making a cash distribution during fiscal 1996.

The General Partner is currently negotiating a refinance of the mortgage secured by Whispering Pines Apartments prior to its maturity in January 1997. The outcome of such negotiations cannot presently be determined.

During the third quarter 1996, AMIT filed a complaint against the Partnership, in the State of Minnesota, demanding payment on the $2,028,000 obligation plus accrued interest. At September 30, 1996, accrued interest on this debt payable to AMIT totaled approximately $210,000. The debt was in default previously due to non-payment of interest and now is in default due to maturity.



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

During the third quarter 1996, AMIT filed a complaint against the Partnership, in the State of Minnesota, demanding payment on the $2,028,000 obligation plus accrued interest. At September 30, 1996, accrued interest on this debt payable to AMIT totaled approximately $210,000. The debt was in default previously due to non-payment of interest and now is in default due to maturity.

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

  b)   Reports on Form 8-K:

       None filed during the quarter ended September 30, 1996.


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


                           Date: November 12, 1996