Form 10KSB
period 1996-12-31
ANGELES PARTNERS 16
filed 1997-03-20
CIK 812187

U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549
                                    FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]

                    For the fiscal year ended December 31, 1996

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                             Limited Partnership Units

                                  (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[]

State issuer's revenues for its most recent fiscal year. $2,530,000

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

The Partnership has no full time employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Residential Group, L.P. provides day-to-day property management services to all of the Partnership's investment properties.

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

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)


                        Gross
                      Carrying     Accumulated                         Federal
     Property           Value      Depreciation    Rate     Method    Tax Basis

Whispering Pines     $  5,447       $  1,319     5-40 yrs     S/L    $  4,950
  Apartments

Silver Ridge            6,300          1,984     5-40 yrs     S/L       5,251
  Apartments

     Total           $ 11,747       $  3,303                         $ 10,201


See "Note B" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                                   Principal                                  Principal
                                  Balance At    Stated                         Balance
                                 December 31,  Interest   Period    Maturity    Due
      Property/Partnership            1996        Rate   Amortized     Date    Maturity
Whispering Pines Apartments
 First trust deed, in default    $  4,324         (2)     30 yrs   Jan. 1997  $  4,311

Silver Ridge Apartments
 First mortgage bond payable        4,525         (3)       (1)    July 2023     4,525
 Second trust deed                    375       10.00%      (1)    Dec. 1997       375

Angeles Partners 16
 Note payable, in default (5)         859       12.50%      (1)    June 1997       859
 Note payable, in default (5)       2,028       12.25%      (1)    June 1996     2,028
 Working capital loan (6)           1,517         (4)       (1)    Nov. 1997     1,517

 Total                           $ 13,628                                     $ 13,615

(1) Interest payments only.
(2) 11th District Federal Home Loan Bank Board base rate plus 2.25%, monthly payment varies with interest rate (7.084% at December 31, 1996).
(3) Interest only payments based on a variable rate not to exceed 12% (3.80% at December 31, 1996).
(4) Interest only payments at the prime rate plus 2% payable from available cash flow, as defined (10.25% at December 31, 1996).
(5) Payable to Angeles Mortgage Investment Trust ("AMIT").
(6) Payable to Angeles Acceptance Pool, L.P ("AAP").

Average annual rental rate and occupancy information for 1996 and 1995 for each property:

                                     Average Annual            Average Annual
                                      Rental Rates               Occupancy
           Property                 1996           1995        1996      1995

Whispering Pines Apartments    $7,754/unit    $7,727/unit       86%       92%

Silver Ridge Apartments        $7,774/unit    $7,625/unit       97%       95%


The occupancy at Whispering Pines Apartments decreased due to increased home sales in the area. New home construction and low interest rates for home buyers has made renting less appealing and thereby decreased occupancy. However, occupancy has increased to 92% at December 31, 1996. The General Partner attributes this increase in occupancy to rental concessions that are currently being offered.

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

Real estate taxes and rates in 1996 for each property were:


                                        1996               1996
                                       Billing             Rate

Whispering Pines                   $  149,000             2.82
Silver Ridge                          244,000*            4.87

 *Amount per 1995 billings; tax bills for 1996 not yet received.


ITEM 3.      LEGAL PROCEEDINGS

In January 1993, a local fuel oil distributor pumped fuel oil into a testing well instead of into the storage tank at North Prior Industrial Park. The Partnership notified the necessary authorities and engaged an environmental engineering firm to develop a plan of action to clean up the site. The cost of the clean up, which is not covered by insurance, is estimated to be approximately $900,000 over a five year period. A liability has been recorded to cover the estimated costs to clean up the site and the funds have been set aside in an escrow account. The Partnership entered into an Environmental Undertaking and Indemnity Agreement with the buyer of the property limiting the Partnership's liability with regard to the clean up of this site to the balance of the escrow account. This agreement will terminate when the Partnership receives a "Site Closure Letter" from the Minnesota Pollution and Control Agency. Upon receipt of this letter, any remaining funds in the escrow account will be used to pay down Partnership debt to AMIT. In January 1995, the holder of the first mortgage, along with the former receiver, initiated two separate lawsuits against the Partnership, among others, for damages sustained as a result of the above. In June 1995 the suit with the former holder of the first mortgage was dismissed. During November 1995, the Partnership was removed as the defendant and became the Plaintiff in the lawsuit initiated by the former receiver in a suit filed against the fuel distributor, among others. The former receiver was removed as Plaintiff in the suit due to it no longer being a party-in-interest. A mediation hearing was held in December 1996 in which the defendants have tentatively agreed that the claims may be resolved by payment by the defendants to the Partnership. Settlement documents are under discussion, however definitive settlement agreements have not yet been concluded.

During the third quarter 1996, AMIT filed a complaint against the Partnership, in the State of Minnesota, demanding payment on the $2,028,000 obligation plus accrued interest. At December 31, 1996, accrued interest on this debt payable to AMIT totaled approximately $301,000. The debt was in default previously due to non-payment of interest and now is in default due to non-payment upon maturity. AMIT has obtained a judgment against the Partnership, however they have indicated that they will not act on the judgment.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.

                                      PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 14,050 Limited Partnership Units aggregating $14,050,000 during its offering period through December 30, 1988, and currently has 13,993 Limited Partnership Units outstanding and 1,473 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

The Partnership has discontinued making cash distributions from operations until and unless the financial condition and other relevant factors warrant resumption of distributions.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized a net loss of approximately $499,000 for the year ended December 31, 1996, versus a net loss of approximately $694,000 for the year ended December 31, 1995. The decrease in the net loss for the year ended December 31, 1996, as compared to the year ended December 31, 1995, is due to the sale of North Prior Industrial Park on June 12, 1995 (See discussion below).

Rental income decreased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due largely to the sale of North Prior Industrial Park on June 12, 1995, resulting in the loss of rental revenue relating to this property. While average annual rental rates increased at both remaining investment properties, Whispering Pines Apartments experienced a decrease in rental income resulting from a decrease in occupancy. Other income increased due to an increase in laundry income and lease cancellation fees at Silver Ridge Apartments.

Operating, maintenance, depreciation, interest and property tax expenses all decreased for the year ended December 31, 1996, versus the year ended December 31, 1995, due to the sale of North Prior Industrial Park. Contributing to the decrease in maintenance expense was a decrease at Whispering Pines Apartments resulting from fewer painting repairs required for the year ended December 31, 1996. Contributing to the decrease in property tax expense were decreases in tax rates at both of the Partnership's investment properties. Offsetting the decrease in interest expense was an increase in the default interest relating to the AMIT debt that is in default. General and administrative expenses decreased for the year ended December 31, 1996, versus the year ended December 31, 1995, primarily due to decreased cost reimbursements for partnership accounting, asset management and investor services.

On June 12, 1995, the Partnership sold one of its investment properties, North Prior Industrial Park, for $10,325,000, net of closing costs, to an unrelated third party. The net proceeds were used to pay the first mortgage and related accrued interest. Accrued interest of $56,000 related to the first mortgage was forgiven, resulting in an extraordinary gain on debt forgiveness for the year ended December 31, 1995. A gain on sale of investment property of $1,010,000 was recognized for the sale for the year ended December 31, 1995.
Included in operating expense for the year ended December 31, 1996 is $16,000 of major repairs and maintenance mainly comprised of exterior building improvements.

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

At December 31, 1996, the Partnership had unrestricted cash of $529,000 versus $406,000 at December 31, 1995. Net cash provided by operating activities increased primarily due to improved operations due to the sale of North Prior Industrial Park (see discussion above). Net cash provided by operating activities also increased due to a decrease in accounts receivable and an increase in accrued interest. The Partnership is currently in default on $4,324,000 on Whispering Pines Apartments and on $2,887,000 of its indebtedness to AMIT plus related accrued interest. The Partnership is not servicing this debt on a monthly basis and therefore the interest continues to accrue. Net cash provided by investing activities decreased for the year ended December 31, 1996, versus the year ended December 31, 1995, due to proceeds received from the sale of North Prior Industrial Park in 1995. Net cash used in financing activities decreased for the year ended December 31, 1996, versus the year ended December 31, 1995, due to the repayment of notes payable relating to North Prior Industrial Park upon the sale of the property in 1995.

The financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership has incurred recurring operating losses and continues to suffer from inadequate liquidity. In addition, there are limited identified capital resources available to the Partnership. As a result, the Partnership has not had cash available to perform the substantial rehabilitation necessary at each of the investment properties. As mentioned previously, the Partnership is in default on $4,324,000 on Whispering Pines and on $2,887,000 of its indebtedness to AMIT due to its inability to make interest and principal payments when due. The debt is unsecured debt of the Partnership payable to AMIT. The Partnership is presently paying non-debt related expenses of the properties and is negotiating forbearance agreements with AMIT on the debt in default. The General Partner anticipates positive cash flow after the payment of operating and capital expenditures for Whispering Pines Apartments for 1997. The General Partner anticipates positive cash flow after the payment of operating and capital expenditures and debt service for Silver Ridge Apartments for 1997. In addition, the General Partner anticipates that the unrestricted cash of $529,000 at December 31, 1996, will be sufficient to cover all Partnership level operating expenditures for 1997; however, it does not anticipate paying all AMIT and AAP debt service costs. As a result of the above conditions, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets or amounts or classification of liabilities that may result from these uncertainties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of $13,628,000 consists of, (1) a first mortgage of $4,324,000, which is in default due to its maturity in January 1997 (2) a second trust deed and a working capital loan with principal balances of $375,000 and $1,517,000, respectively and with maturity dates in December and November 1997, respectively; and (3) a first mortgage bond payable in the principal amount of $4,525,000 due July 2023. The Partnership also has unsecured debt to AMIT in the amount of $859,000 and $2,028,000 with maturity dates of June 1997 and June 1996, respectively, which is in default due to non-payment of principal and interest when due. Future cash distributions will depend on the levels of net cash generated from operations, refinancings and property sales. There were no cash distributions during the years ended December 31, 1996 or December 31, 1995. At this time, the General Partner does not anticipate making a cash distribution during fiscal 1997.

ITEM 7.      FINANCIAL STATEMENTS


ANGELES PARTNERS 16

LIST OF FINANCIAL STATEMENTS

        Independent Auditors' Report

        Balance Sheet - December 31, 1996

        Statements of Operations - Years ended December 31, 1996 and 1995

        Statement of Changes in Partners' Deficit - Years ended December 31, 1996 and 1995

        Statements of Cash Flows - Years ended December 31, 1996 and 1995

        Notes to Financial Statements
              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners 16


We have audited the accompanying balance sheet of Angeles Partners 16 as of December 31, 1996, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angeles Partners 16 as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Angeles Partners 16 will continue as a going concern. As more fully described in Note A, the Partnership has incurred recurring operating losses, is in default on a portion of its indebtedness and continues to suffer from inadequate liquidity. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                     /S/ ERNST & YOUNG LLP



Greenville, South Carolina
February 1, 1997

                              ANGELES PARTNERS 16

                                 BALANCE SHEET

                               December 31, 1996
                        (in thousands, except unit data)


Assets
 Cash and cash equivalents:
     Unrestricted                                                   $    529
     Restricted--tenant security deposits                                 67
 Accounts receivable                                                      23
 Escrow for taxes                                                        225
 Restricted escrows (Note G)                                           1,243
 Other assets                                                            214
 Investment properties (Notes C and F):
     Land                                              $  1,076
     Buildings and related personal property             10,671
                                                         11,747
     Less accumulated depreciation                       (3,303)       8,444
                                                                    $ 10,745

Liabilities and Partners' Deficit

Liabilities
 Accounts payable                                                   $     37
 Tenant security deposits                                                 65
 Accrued taxes                                                           405
 Accrued interest                                                      1,331
 Other liabilities (Note G)                                              908
 Notes payable, including $7,211 in
        default (Notes C, E and F)                                    13,628

Partners' Deficit
 General partner                                       $   (174)
 Limited partners (13,993 units
        issued and outstanding)                          (5,455)      (5,629)
                                                                    $ 10,745

                 See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS 16

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                                 Years Ended December 31,
                                                   1996            1995
Revenues:
 Rental income                                $    2,302      $    3,022
 Other income                                        228             209
     Total revenues                                2,530           3,231
Expenses:
 Operating                                           858           1,773
 General and administrative                          139             183
 Maintenance                                         167             275
 Depreciation                                        297             473
 Interest                                          1,194           1,507
 Property taxes                                      374             784
 Bad debt recovery, net                               --              (4)
     Total expenses                                3,029           4,991

Loss before gain on sale of
   investment property and
   extraordinary item                               (499)         (1,760)
Gain on sale of investment
   property (Note G)                                  --           1,010
Loss before extraordinary item                      (499)           (750)
Extraordinary item - gain on early
  extinguishment of debt (Note G)                     --              56
     Net loss                                 $     (499)     $     (694)

Net loss allocated to general
 partner  (1%)                                $       (5)     $       (7)
Net loss allocated to limited
 partners (99%)                                     (494)           (687)
     Net loss                                 $     (499)     $     (694)

Per limited partnership unit:
 Loss before extraordinary item               $   (35.20)     $   (52.91)
 Extraordinary item                                   --            3.95
     Net loss                                 $   (35.20)     $   (48.96)

                 See Accompanying Notes to Financial Statements


                               ANGELES PARTNERS 16

                     STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)

                                 Limited
                               Partnership   General      Limited
                                  Units      Partner     Partners       Total

Original capital contributions   14,050     $      1  $   14,050    $   14,051

Partners' deficit at
  December 31, 1994              14,033     $   (162) $   (4,274)   $   (4,436)

Net loss for the year ended
  December 31, 1995                  --           (7)       (687)         (694)

Partners' deficit at
  December 31, 1995              14,033         (169)     (4,961)       (5,130)

Abandoned limited
  partnership units (Note H)        (40)          --          --            --

Net loss for the year ended
  December 31, 1996                  --           (5)       (494)         (499)

Partners' deficit at
  December 31, 1996              13,993     $   (174) $   (5,455)   $   (5,629)

                   See Accompanying Notes to Financial Statements

                              ANGELES PARTNERS 16

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                         Years Ended December 31,
                                                             1996        1995
Cash flows from operating activities:
  Net loss                                                $    (499) $    (694)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
    Depreciation                                                297        473
    Amortization of loan costs                                    9         30
    Gain on sale of investment property                          --     (1,010)
    Extraordinary item - gain on early extinguishment
      of debt                                                    --        (56)
  Change in accounts:
    Restricted cash                                              (4)         6
    Accounts receivable                                         116       (144)
    Escrows for taxes                                            (1)        84
    Other assets                                                 --        (50)
    Accounts payable                                             (2)        12
    Tenant security deposit liabilities                           2          5
    Accrued taxes                                               (37)        98
    Accrued interest                                            511       (691)
    Other liabilities                                          (283)       653
      Net cash provided by (used in) operating activities       109     (1,284)

Cash flows from investing activities:
  Property improvements and replacements                        (62)      (312)
  Proceeds from sale of investment property                      --     10,325
  Deposits to restricted escrows                               (362)    (1,496)
  Withdrawals from restricted escrows                           492        257
      Net cash provided by investing activities                  68      8,774

Cash flows from financing activities:
  Repayment of notes payable                                     --     (8,417)
  Additions to notes payable                                     44         --
  Payments on notes payable                                     (98)      (440)
      Net cash used in financing activities                     (54)    (8,857)

Net increase (decrease) in cash                                 123     (1,367)
Unrestricted cash and cash equivalents at beginning of period   406      1,773
Unrestricted cash and cash equivalents at end of period   $     529  $     406
Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $     674  $   2,180
  Interest on notes transferred to notes payable          $     807  $      --

                 See Accompanying Notes to Financial Statements

                                ANGELES PARTNERS 16

                         Notes to Financial Statements

                               December 31, 1996

NOTE A - GOING CONCERN

The financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership has incurred recurring operating losses, is in default on a portion of its indebtedness and continues to suffer from inadequate liquidity. As a result, the Partnership has not had cash available to perform the substantial rehabilitation necessary at each of the investment properties.

The first mortgage in the amount of $4,324,000, which is secured by Whispering Pines Apartments, is in default due to nonpayment upon its maturity in January 1997. The General Partner is in negotiations with the current lender and others to refinance this indebtedness, however there can be no assurances that these negotiations will be successful. In addition, the second trust deed in the amount of $375,000, which is secured by Silver Ridge Apartments, matures in December 1997. The General Partner anticipates that the Partnership will be able to repay this obligation upon maturity.

The Partnership is in default on $2,887,000 of unsecured indebtedness payable to Angeles Mortgage Investment Trust ("AMIT") (See "Note E"), plus related accrued interest of $697,000, due to its inability to make interest and principal payments when due. The lender has obtained a judgment against the Partnership that secures their position, however the lender has also indicated that they will not act on the judgment. The Partnership also has an unsecured working capital loan payable to Angeles Acceptance Pool, L.P. ("AAP") of $1,517,000 plus related accrued interest of $590,000 that is due in November 1997. The General Partner is presently negotiating forbearance agreements with AMIT and AAP.
There can be no assurance that these negotiations with the lenders will be successful.

Limited sources of additional financing are available to the Partnership and the General Partner does not have any other plans to remedy the liquidity problems the Partnership is currently experiencing. The General Partner anticipates positive cash flow after the payment of operating and capital expenditures for Whispering Pines Apartments for 1997. The General Partner anticipates positive cash flow after the payment of operating and capital expenditures and debt service for Silver Ridge Apartments for 1997. In addition, the General Partner anticipates that the unrestricted cash of $529,000 at December 31, 1996, will be sufficient to cover all Partnership level operating expenditures for 1997; however, it does not anticipate paying all AMIT and AAP debt service costs.

As a result of the above conditions, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets or amounts or classification of liabilities that may result from these uncertainties.


NOTE B - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Partners 16 (the "Partnership" or "Registrant") is a California limited partnership organized on March 24, 1987, to acquire fee or other equity interests in, or long-term leasehold interests in, improved residential, commercial or industrial properties. The Partnership's General Partner is Angeles Realty Corporation II ("ARC II"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). As of December 31, 1996, the Partnership operates two residential properties located in Fitchburg, Wisconsin and Maplewood, Minnesota.

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

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with a maturity when purchased of three months or less to be cash and cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Loan Costs: Loan costs of $251,000, included in "Other assets" on the balance sheet, are being amortized on a straight line basis over the lives of the related loans. Accumulated amortization totals $37,000 at December 31, 1996 and is also included in "Other assets" on the balance sheet.

Leases: The Partnership generally leases apartment units for twelve-month terms or less.

Tenant Security Deposits: The Partnership requires security deposits which are refunded when the tenant vacates if there has been no damage to the unit.

Advertising Costs: Advertising costs, $45,000 in 1996 and $47,000 in 1995, are charged to expense as they are incurred and are included in "Operating" expenses on the statement of operations.

Investment Properties: Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

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

Fair Value: In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership (see "Note C").

NOTE C - NOTES PAYABLE
(dollar amounts in thousands)

                                    Monthly                                      Principal
                                    Payment     Stated               Balance      Balance
                                   Including   Interest  Maturity     Due at      December
      Property/Partnership         Interest      Rate      Date      Maturity       1996
Whispering Pines Apts.
  First trust deed, in default    $   32 (1)    (1)      Jan. 1997  $  4,311    $  4,324
Silver Ridge Apts.
  First mortgage bond
  payable                             15 (3)    (3)      July 2023     4,525       4,525
  Second trust deed                    3       10.00%    Dec. 1997       375         375
Angeles Partners 16
 Note payable, in default (4)          9       12.50%    June 1997       859         859
 Note payable, in default (4)         30       12.25%    June 1996     2,028       2,028
 Working capital loan (5)             (2)       (2)      Nov. 1997     1,517       1,517
                                  $   89                            $ 13,615    $ 13,628

(1) 11th District Federal Home Loan Bank Board base rate plus 2.25%, monthly payment varies with interest rate (7.084% at December 31, 1996).
(2) Interest only payments at the prime rate plus 2% payable from available cash flow, as defined (10.25% at December 31, 1996).
(3) Interest only payments based on a variable rate not to exceed 12% (3.80% at December 31, 1996)
(4) Payable to AMIT.
(5) Payable to AAP.

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

The Partnership is in default on $7,211,000 of its indebtedness, plus related accrued interest of $723,000 due to maturity ($4,324,000) and to an inability to make interest and principal payments when due ($2,887,000).

Scheduled principal payments of notes payable subsequent to December 31, 1996, are as follows (dollar amounts in thousands):

                    1997                       $    9,103
                    1998                               --
                    1999                               --
                    2000                               --
                    2001                               --
                 Thereafter                         4,525
                                               $   13,628


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

                                                1996             1995
                                                    (in thousands)

Net loss as reported                        $   (499)       $    (694)
Add (deduct):
   Environmental clean-up costs                 (269)             780
   Depreciation differences                      (72)             (16)
   Unearned income                               (15)              24
   Difference in gain on sale of
     investment property                          --           (2,600)
   Miscellaneous                                  97               22

Federal taxable loss                        $   (758)       $  (2,484)

Federal taxable loss per limited
   partnership unit                         $ (53.48)       $ (175.24)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities:

Net liabilities as reported                   $ (5,629)
Land and buildings                               1,422
Accumulated depreciation                           334
Syndication and distribution costs               2,043
Accrued environmental clean-up costs               822
Prepaid rent                                         5
Other                                               22

Net liabilities - Federal tax basis           $   (981)

NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to the General Partner and affiliates in 1996 and in 1995:

                                                      1996            1995
                                                         (in thousands)

Property management fees                        $     122       $     123

Reimbursements for services of affiliates              67              90


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

In November 1992, AAP, a Delaware limited partnership, was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

The AAP working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, including accrued interest of $590,000, was approximately $2,107,000 at December 31, 1996, with monthly interest only payments at prime plus 2% paid from available cash flow. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $156,000 and $164,000 for the years ended December 31, 1996 and 1995, respectively.

AMIT currently holds two unsecured notes receivable from the Partnership. Total indebtedness is $2,887,000 all of which is in default at December 31, 1996, due to non-payment of principal and interest when due. Total interest expense on this financing was $514,000 and $429,000 for the years ended December 31, 1996 and 1995, respectively. Accrued interest was $697,000 at December 31, 1996.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 39% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., ("Insignia") which provides property management and partnership administration services to the Partnership, owns 126,500 Class A Shares of AMIT at December 31, 1996. As of February 1, 1997, the number of shares owned by LAC decreased to 96,800. These Class A Shares entitle LAC to vote approximately 2.2% of the total shares. In addition, Insignia has engaged and continues to engage in discussions with AMIT regarding various potential business combinations with affiliates of Insignia.

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


NOTE F - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

                                   Initial Cost
                                   To Partnership
                                   (in thousands)
                                                                        Cost
                                                       Buildings    Capitalized
                                                      and Related    (Removed)
                                                       Personal    Subsequent to
        Description         Encumbrances     Land       Property    Acquisition

Whispering Pines Apartments $  4,324       $   579    $  5,211      $  (343)

Silver Ridge Apartments        4,900           642       6,244         (586)

Angeles Partners 16            4,404            --          --           --

   Totals                   $ 13,628       $ 1,221    $ 11,455      $  (929)

                             Gross Amount At Which Carried
                                  At December 31, 1996
                                     (in thousands)
                                      Buildings
                                     And Related
                                       Personal           Accumulated   Date    Depreciable
       Description             Land    Property    Total  Depreciated Acquired   Life-Years
Whispering Pines Apartments  $   509 $  4,938    $  5,447  $  1,319   06/30/89      5-40

Silver Ridge Apartments          567    5,733       6,300     1,984   12/29/87      5-40

   Totals                    $ 1,076 $ 10,671    $ 11,747  $  3,303

The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 10 years.


Reconciliation of "Investment Properties and Accumulated Depreciation":

                                           Years Ended December 31,
                                               1996           1995
                                                  (in thousands)

Investment Properties

Balance at beginning of year               $  11,685      $  22,356
Property improvements                             62            312
Dispositions                                      --        (10,983)

Balance at end of Year                     $  11,747      $  11,685

Accumulated Depreciation

Balance at beginning of year               $   3,006      $   4,771
Additions charged to expense                     297            473
Dispositions                                      --         (2,238)

Balance at End of Year                     $   3,303      $   3,006


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is $13,169,000 and $13,103,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is $2,968,000 and $2,600,000.

NOTE G - SALE OF INVESTMENT PROPERTY

On June 12, 1995, the Partnership sold the North Prior Industrial Park to an unrelated party, recognizing a gain on the sale of $1,010,000. The net proceeds of $10,325,000 were used to pay the first mortgage and related accrued interest;
to pay AMIT in partial satisfaction of a recourse second mortgage; and to fund restricted escrows. The holder of the first mortgage forgave $56,000, which the Partnership recognized as an extraordinary gain on early extinguishment of debt.
The unpaid balance of the note payable to AMIT is now unsecured Partnership debt
(see "Note E").

As required by the sales agreement, the Partnership established three escrows as described below:

Tenant Improvements Escrow - This escrow was being held pending completion of tenant improvements that were begun prior to the sale. At December 31, 1996, the escrow balance had been expended. All funds were used for the improvement projects and the residual, or $56,000, was used to reduce the debt to AMIT.

Environmental Escrow - This escrow was established for costs associated with fuel oil contamination at the property. In January 1993, a local fuel oil distributor pumped fuel oil into a testing well instead of into the storage tank at North Prior Industrial Park. The Partnership notified the necessary authorities and engaged an environmental engineering firm to develop a plan of action to clean up the site. The cost of the clean up, which is not covered by insurance, is estimated to be approximately $900,000 over a five year period. A liability has been recorded to cover the estimated costs to clean-up the site and is included in "Other Liabilities", and the funds have been set aside in an escrow account. At December 31, 1996, the balance remaining in this account was approximately $880,000. The Partnership entered into an agreement with the buyer of the property limiting the Partnership's liability with regard to the clean up of this site to the balance of the escrow account. This agreement will terminate when the Partnership receives a "Site Closure Letter" from the Minnesota Pollution and Control Agency. Upon receipt of this letter, any remaining funds in the escrow account will be used to pay down the AMIT debt discussed above (see "Note C").

Attorney Fee Escrow: This escrow is being held for attorney fees relating to the environmental issue described above. At December 31, 1996, the balance in this account is $14,000. All funds are expected to be used for attorney fees;
however, any remaining funds will be used to reduce the debt to AMIT (see "Note
C").

NOTE H - OTHER ITEMS

In 1996, the number of Limited Partnership Units decreased by 40 units due to limited partners abandoning their units. In abandoning his or her Limited
Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the Limited Partner will still be allocated his or her share of the income or loss for that entire year. The loss per limited partnership unit in the accompanying statement of operations is calculated based on the number of units outstanding at the beginning of the year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL
        DISCLOSURES

There were no disagreements with Ernst & Young LLP regarding the 1996 or 1995 audits of the Partnership's financial statements.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        WITH SECTION 16(A) OF THE EXCHANGE ACT

The name of the directors and executive officers of Angeles Realty Corporation
II ("ARC II"), the Partnership's General Partner as of December 31, 1996, their ages and the nature of all positions with ARC II presently held by them are as follows:


Name                                Age         Position

Carroll D. Vinson                   56          President

Robert D. Long, Jr.                 29          Vice President and
                                                Principal Accounting Officer

William H. Jarrard, Jr.             50          Vice President

John K. Lines                       37          Secretary

Kelley M. Buechler                  39          Assistant Secretary


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

Robert D. Long, Jr. is Vice President and Principal Accounting Officer. Prior to joining Metropolitan Asset Enhancement, L.P., and subsidiaries, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates.

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director -
Partnership Administration and Asset Management from July 1994 until January
1996.

John K. Lines has been Insignia's General Counsel since June 1994 and General
Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial
Corporation in West Palm Beach, Florida.  From October 1991 until May 1993, Mr.
Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio.  From
May 1984 until October 1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of the General Partner and has served as Secretary of Insignia since 1991.

ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's General Partner and its affiliates, as described in Note E of the Financial Statements included under "Item 7.', which is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 1, 1997, no person owned of record more than 5% of the Limited
Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

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

During the years ended December 31, 1996, and December 31, 1995, the transactions that occurred between the Partnership and ARC II or affiliates of ARC II pursuant to the terms of the Agreement are disclosed under "Note E" of the Partnership's Financial Statements included under "Item 7.", which is hereby incorporated by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  See Exhibit Index contained herein.
     (b)  No reports on Form 8-K were filed during the fourth quarter of 1996.


                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ANGELES PARTNERS 16
                            (A California Limited Partnership)
                            (Registrant)


                            By:   Angeles Realty Corporation II


                            By:   /s/ Carroll D. Vinson
                                  Carroll D. Vinson
                                  President


                            Date: March 20, 1997



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/ Carroll D. Vinson                  President         Date:  March 20, 1997
Carroll D. Vinson


/s/ Robert D. Long, Jr.                Vice President    Date:  March 20, 1997
Robert D. Long, Jr.                    And CAO



                                 EXHIBIT INDEX

Exhibit Number                      Description of Exhibits

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



