Form 10QSB
period 1997-03-31
ANGELES PARTNERS 16
filed 1997-05-08
CIK 812187

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


                For the quarterly period ended March 31, 1997


[  ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                For the transition period.........to.........

                        Commission file number 0-16209


                             ANGELES PARTNERS 16
      (Exact name of small business issuer as specified in its charter)


         California                                             95-4106417
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

    One Insignia Financial Plaza
      Greenville, South Carolina                                29602
(Address of principal executive offices)                      (Zip Code)


                                 (864) 239-1000
                          (Issuer's telephone number)



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

                                March 31, 1997



Assets
  Cash and cash equivalents:
    Unrestricted                                                    $    583
    Restricted--tenant security deposits                                  69
  Accounts receivable                                                     22
  Escrow for taxes                                                       172
  Restricted escrows (Note D)                                          1,222
  Other assets                                                           214
  Investment properties:
     Land                                             $  1,076
     Buildings and related personal property            10,689
                                                        11,765
     Less accumulated depreciation                      (3,378)        8,387
                                                                    $ 10,669

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                  $     22
  Tenant security deposits                                                69
  Accrued taxes                                                          362
  Accrued interest                                                     1,488
  Other liabilities (Note D)                                             856
  Notes payable, including $7,193 in default                          13,610

Partners' Deficit
  General partner                                     $   (175)
  Limited partners (13,993 units
     issued and outstanding)                            (5,563)       (5,738)
                                                                    $ 10,669


                 See Accompanying Notes to Financial Statements

b)
                             ANGELES PARTNERS 16
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (in thousands, except unit data)


                                               Three Months Ended
                                                   March 31,
                                                1997           1996
Revenues:
  Rental income                            $    609       $    591
  Other income                                   53             53
    Total revenues                              662            644
Expenses:
  Operating                                     237            215
  General and administrative                     25             37
  Maintenance                                    40             34
  Depreciation                                   75             73
  Interest                                      287            322
  Property taxes                                107            121
    Total expenses                              771            802

Loss before gain on sale of
  investment property                          (109)          (158)
Gain on sale of investment
  property                                       --             64

    Net loss                               $   (109)      $    (94)
Loss allocated to general
  partner  (1%)                            $     (1)      $     (1)
Loss allocated to limited
  partners (99%)                               (108)           (93)

    Net loss                               $   (109)      $    (94)

Net loss per limited partnership unit:     $  (7.72)      $  (6.63)

                See Accompanying Notes to Financial Statements

c)
                                   ANGELES PARTNERS 16
                        STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                       (Unaudited)
                             (in thousands, except unit data)

                                     Limited
                                   Partnership     General       Limited
                                      Units        Partner      Partners         Total
Original capital contributions       14,050      $      1     $  14,050      $   14,051

Partners' deficit at
   December 31, 1996                 13,993      $   (174)    $  (5,455)     $   (5,629)

Net loss for the three months
   ended March 31, 1997                  --            (1)         (108)           (109)

Partners' deficit at
  March 31, 1997                     13,993      $   (175)    $  (5,563)     $   (5,738)

                      See Accompanying Notes to Financial Statements

d)
                                   ANGELES PARTNERS 16
                                 STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                      (in thousands)

                                                               Three Months Ended
                                                                    March 31,
                                                                 1997          1996
Cash flows from operating activities:
  Net loss                                                   $   (109)     $    (94)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                                   75            73
    Amortization of loan costs                                      2             2
    Gain on sale of investment property                            --           (64)
  Change in accounts:
    Restricted cash                                                (2)           (1)
    Accounts receivable                                             1           126
    Escrows for taxes                                              53            65
    Other assets                                                   (2)           --
    Accounts payable                                              (15)          (11)
    Tenant security deposit liabilities                             4             2
    Accrued taxes                                                 (43)          (46)
    Accrued interest                                              157           189
    Other liabilities                                             (52)          (44)

      Net cash provided by operating activities                    69           197

Cash flows from investing activities:
  Property improvements and replacements                          (18)           (6)
  Deposits to restricted escrows                                 (116)          (94)
  Withdrawals from restricted escrows                             137           155

      Net cash provided by investing activities                     3            55

Cash flows used in financing activities:
  Payments on notes payable                                       (18)         (139)

Net increase in unrestricted cash and cash equivalents             54           113

Unrestricted cash and cash equivalents at
  beginning of period                                             529           406

Unrestricted cash and cash equivalents at
  end of period                                              $    583      $    519

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $    127      $    131

                 See Accompanying Notes to Financial Statements

e)
                              ANGELES PARTNERS 16
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                 March 31, 1997

NOTE A - GOING CONCERN

The financial statements have been prepared assuming Angeles Partners 16 (the "Partnership") will continue as a going concern. The Partnership has incurred recurring operating losses, is in default on a portion of its indebtedness and continues to suffer from inadequate liquidity. As a result, the Partnership has not had cash available to perform the substantial rehabilitation necessary at each of the investment properties.

The first mortgage, in the amount of $4,306,000, which is secured by Whispering Pines Apartments, is in default due to nonpayment upon its maturity in January 1997. Angeles Realty Corporation II (the "General Partner") is in negotiations with the current lender and others to refinance this indebtedness, however there can be no assurances that these negotiations will be successful. In addition, the second trust deed, in the amount of $375,000, which is secured by Silver Ridge Apartments, matures in December 1997. The General Partner anticipates that the Partnership will be able to repay this obligation upon maturity.

The Partnership is in default on $2,887,000 of unsecured indebtedness payable to Angeles Mortgage Investment Trust ("AMIT") (See "Note C"), plus related accrued interest of $815,000, due to its inability to make interest and principal payments when due. The lender has obtained a judgment against the Partnership that secures their position, however the lender has also indicated that they will not act on the judgment. The Partnership also has an unsecured working capital loan payable to Angeles Acceptance Pool, L.P. ("AAP") of $1,517,000 plus related accrued interest of $629,000 that is due in November 1997. The General Partner is presently negotiating forbearance agreements with AMIT and AAP, however there can be no assurance that these negotiations with the lenders will be successful.

Limited sources of additional financing are available to the Partnership and the General Partner does not have any other plans to remedy the liquidity problems the Partnership is currently experiencing. The General Partner anticipates positive cash flow after the payment of operating and capital expenditures for Whispering Pines Apartments for 1997. Additionally, the General Partner anticipates positive cash flow after the payment of operating and capital expenditures and debt service for Silver Ridge Apartments for 1997. The General Partner anticipates that the unrestricted cash of $583,000 at March 31, 1997, will be sufficient to cover all Partnership level operating expenditures for the remainder of 1997; however, it does not anticipate paying all AMIT and AAP debt service costs.

As a result of the above conditions, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets or amounts or classification of liabilities that may result from these uncertainties.



NOTE B - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as a reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to the General Partner and affiliates during the three months ended March 31, 1997 and 1996:


                                                   1997           1996
                                                    (in thousands)

Property management fees                            $32            $31
Reimbursement for services of affiliates             15             14


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

In November 1992, AAP, a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

The AAP working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, including accrued interest of $629,000, was $2,146,000 at March 31, 1997, with monthly interest only payments at the prime rate plus 2% from available cash flow. Principal is to be paid the earlier of
i) the availability of funds, ii) the sale of one or more properties owned by the Partnership generating excess proceeds, or iii) November 25, 1997. Total interest expense for this loan was $39,000 for the three months ended March 31, 1997 and 1996.

AMIT currently holds two unsecured notes receivable from the Partnership. Total indebtedness of $2,887,000 is in default at March 31, 1997, due to non-payment of principal and interest when due. Total interest expense on this financing was $118,000 and $155,000 for the three months ended March 31, 1997 and 1996, respectively. Accrued interest was $815,000 at March 31, 1997.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertable, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Insignia Properties, L.P. ("IPLP"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at March 31, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995) as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the execution of the option and as part of the settlement, MAE GP executed an irrevocable proxy in favor of AMIT, the result of which is that MAE GP is permitted to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP is obligated to deliver to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of the Declaration of Trust of AMIT).

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). It is anticipated that the resulting combined entity would be owned approximately 82% by Insignia and its affiliates and 18% by the pre-combination AMIT shareholders (including MAE GP and IPLP). The proposed transaction is contingent upon, among other things, satisfactory review of the business, operations, properties and assets of AMIT and IPT, the negotiation and execution of definitive agreements and the approval of the proposed transaction by the trustees and shareholders of each of AMIT and IPT.

NOTE D - SALE OF INVESTMENT PROPERTY

On June 12, 1995, the Partnership sold the North Prior Industrial Park to an unrelated party. The net proceeds were used to pay the first mortgage and related accrued interest, to pay AMIT in partial satisfaction of a recourse second mortgage, and to fund restricted escrows. The holder of the first mortgage forgave $56,000, which the Partnership recognized as an extraordinary gain on extinguishment of debt. The unpaid balance of the note payable to AMIT is now unsecured Partnership debt (see "Note C").

As required by the sales agreement, the Partnership established three escrows, two of which have not been expended at March 31, 1997, as described below:

Environmental Escrow - This escrow was established for costs associated with fuel oil contamination at the property. In January 1993, a local fuel oil distributor pumped fuel oil into a testing well instead of into the storage tank at North Prior Industrial Park. The Partnership notified the necessary authorities and engaged an environmental engineering firm to develop a plan of action to clean up the site. The cost of the clean up, which is not covered by insurance, is estimated to be approximately $900,000 over a five year period. A liability has been recorded to cover the estimated costs to clean-up the site and is included in "Other liabilities", and the funds have been set aside in an escrow account. At March 31, 1997, the balance remaining in the account was $860,000. The Partnership entered into an agreement with the buyer of the property limiting the Partnership's liability, with regard to the clean up of this site, to the balance of the escrow account. This agreement will terminate when the Partnership receives a "Site Closure Letter" from the Minnesota Pollution and Control Agency. Upon receipt of this letter, any remaining funds in the escrow account will be used to pay down the AMIT debt discussed at Note C.

Attorney Fee Escrow - This escrow is being held for attorney fees relating to the environmental issue described above. At March 31, 1997, the balance in this account is $2,000. All funds are expected to be used for attorney fees; however, any remaining funds will be used to reduce the debt to AMIT.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:


                                                     Average
                                                    Occupancy
Property                                         1997        1996
Whispering Pines Apartments
     Fitchburg, Wisconsin (1)                     98%         90%
Silver Ridge Apartments
     Maplewood, Minnesota                         96%         99%


1)Average occupancy at Whispering Pines Apartments increased due to rental concessions being offered, as well as the completion of construction that was impeding access to the property.

The Partnership's net loss for the three months ended March 31, 1997, was $109,000, versus a net loss of $94,000 for the three months ended March 31, 1996. Although, during the first quarter of 1997, total revenues increased slightly and total expenses decreased slightly, there was an increase in net loss for the period ended March 31, 1997, versus March 31, 1996, as a result of a gain on the sale of North Prior Industrial Park of $64,000, which was recognized during the first quarter of 1996.

Rental income increased due to an increase in occupancy at Whispering Pines Apartments. Total expenses decreased as a result of decreases in general and administrative expenses and property tax expense. The decrease in general and administrative expense is due to a decrease in professional fees and the timing of administrative expenses associated with investor correspondence. The decrease in property tax expense is due to a decrease in the tax rate at Silver Ridge Apartments. These decreases were partially offset by an increase in operating expense resulting from concessions being offered at Whispering Pines Apartments, in an effort to increase occupancy.

As mentioned previously, the Partnership sold North Prior Industrial Park on June 12, 1995. As a result of the sale, tenant receivable balances were written off due to the doubts regarding the collectibility of such amounts. However, during the three months ended March 31, 1996, $8,000 in receivables were collected and the funds were remitted to AMIT to reduce the principal balance. In addition, during the three months ended March 31, 1996, tenant improvement projects were completed, as required by the sale of the property, and funds remaining in the escrow account were also remitted to AMIT to reduce the principal balance. The funds remitted amounted to $56,000. As a result of these transactions, the Partnership recognized an additional $64,000 gain on the sale of the investment property during the three months ended March 31, 1996.

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

At March 31, 1997, the Partnership had unrestricted cash and cash equivalents of $583,000 versus $519,000 at March 31, 1996. Net cash provided by operating activities decreased due to a lesser decrease in accounts receivable for the three months ended March 31, 1997, versus the three months ended March 31, 1996. Additionally, as a result of debt that is in default, the Partnership is not servicing this debt on a monthly basis and interest continues to accrue. Net cash provided by investing activities decreased due to increased deposits to restricted escrows and decreased withdrawals from restricted escrows. Cash flows used in financing activities decreased due to decreased principal payments made on mortgage notes payable. For the three months ended March 31, 1996, the Partnership made additional principal payments on the debt to AMIT, which was previously secured by the North Prior Industrial Park. These additional payments were the result of unused funds that were previously held in escrow.

The financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership has incurred recurring operating losses and continues to suffer from inadequate liquidity. In addition, there are limited identified capital resources available to the Partnership. As a result, the Partnership has not had cash available to perform the substantial rehabilitation necessary at each of the investment properties. As mentioned previously, the Partnership is in default on $4,306,000 of debt secured by Whispering Pines Apartments and on $2,887,000 of its indebtedness to AMIT, due to its inability to make interest and principal payments when due. The debt to AMIT is unsecured debt of the Partnership. The Partnership is presently paying non-debt related expenses of the properties and is negotiating forbearance agreements with AMIT on the debt in default. The General Partner anticipates positive cash flow after the payment of operating and capital expenditures for Whispering Pines Apartments for 1997. The General Partner anticipates positive cash flow after the payment of operating and capital expenditures and debt service for Silver Ridge Apartments for 1997. In addition, the General Partner anticipates that the unrestricted cash of $583,000 at March 31, 1997, will be sufficient to cover all Partnership level operating expenditures for the remainder of 1997; however, it does not anticipate paying all AMIT and AAP debt service costs. As a result of the above conditions, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets or amounts or classification of liabilities that may result from these uncertainties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of $13,610,000 consists of, (1) a first mortgage of $4,306,000, which is in default due to its maturity in January 1997 (2) a second trust deed and a working capital loan with principal balances of $375,000 and $1,517,000, respectively and with maturity dates in December and November 1997, respectively; and (3) a first mortgage bond payable in the principal amount of $4,525,000 due July 2023. The Partnership also has unsecured debt to AMIT in the amount of $859,000 and $2,028,000 with maturity dates of June 1997 and June 1996, respectively, which is in default due to non-payment of principal and interest when due. Future cash distributions will depend on the levels of net cash generated from operations, refinancings and property sales. There were no cash distributions during the three months ended March 31, 1997 or March 31, 1996. At this time, the General Partner does not anticipate making a cash distribution during fiscal 1997.



                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


In January 1993, a local fuel oil distributor pumped fuel oil into a testing well instead of into the storage tank at North Prior Industrial Park. The Partnership notified the necessary authorities and engaged an environmental engineering firm to develop a plan of action to clean up the site. The cost of the clean up, which is not covered by insurance, is estimated to be approximately $900,000 over a five year period. A liability has been recorded to cover the estimated costs to clean up the site and the funds have been set aside in an escrow account. The Partnership entered into an Environmental Undertaking and Indemnity Agreement with the buyer of the property limiting the Partnership's liability with regard to the clean up of this site to the balance of the escrow account. This agreement will terminate when the Partnership receives a "Site Closure Letter" from the Minnesota Pollution and Control Agency. Upon receipt of this letter, any remaining funds in the escrow account will be used to pay down Partnership debt to AMIT. In January 1995, the holder of the first mortgage, along with the former receiver, initiated two separate lawsuits against the Partnership, among others, for damages sustained as a result of the above. In June 1995 the suit with the former holder of the first mortgage was dismissed. During November 1995, the Partnership was removed as the defendant and became the Plaintiff in the lawsuit initiated by the former receiver in a suit filed against the fuel distributor, among others. The former receiver was removed as Plaintiff in the suit due to it no longer being a party-in-interest. A mediation hearing was held in December 1996 in which the defendants have tentatively agreed that the claims may be resolved by payment by the defendants to the Partnership. Settlement documents are under discussion, however a complete settlement of the litigation has not yet been concluded.

During the third quarter of 1996, AMIT filed a complaint against the Partnership, in the State of Minnesota, demanding payment on the $2,028,000 obligation plus accrued interest. At March 31, 1997, accrued interest on this debt payable to AMIT totaled $392,000. The debt was in default previously due to non-payment of interest and now is in default due to non-payment upon maturity. AMIT has obtained a judgment against the Partnership, however they have indicated that they will not act on the judgment.

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

  b)  Reports on Form 8-K:

      None filed during the three months ended March 31, 1997.


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


                                   Date:  May 8, 1997