Form 10QSB
period 1997-06-30
ANGELES PARTNERS 16
filed 1997-08-01
CIK 812187

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


                  For the quarterly period ended June 30, 1997


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



                                 (864) 239-1000
                           Issuer's telephone number


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

                                June 30, 1997


Assets
  Cash and cash equivalents:
    Unrestricted                                                  $    623
    Restricted--tenant security deposits                                65
  Accounts receivable                                                   21
  Escrow for taxes                                                     160
  Restricted escrows (Note D)                                        1,226
  Other assets                                                         232
  Investment properties:
    Land                                           $  1,076
    Buildings and related personal property          10,710
                                                     11,786
    Less accumulated depreciation                    (3,454)         8,332
                                                                  $ 10,659

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                $     13
  Tenant security deposits                                              65
  Accrued taxes                                                        329
  Accrued interest                                                   1,386
  Other liabilities (Note D)                                           835
  Notes payable, including $7,164 in default                        13,581

Partners' Deficit
  General partner                                  $   (173)
  Limited partners (13,993 units
    issued and outstanding)                          (5,377)        (5,550)
                                                                  $ 10,659

                See Accompanying Notes to Financial Statements

b)                                ANGELES PARTNERS 16
                                STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)

                                      Three Months Ended          Six Months Ended
                                           June 30,                   June 30,
                                        1997         1996         1997         1996
Revenues:
 Rental income                      $   595       $   581      $  1,204     $  1,172
 Other income                            79            52           132          105
     Total revenues                     674           633         1,336        1,277

Expenses:
 Operating                              216           200           453          415
 General and administrative              41            38            66           75
 Maintenance                             45            39            85           73
 Depreciation                            76            74           151          147
 Interest                               358           294           645          616
 Property taxes                          90            64           197          185
     Total expenses                     826           709         1,597        1,511

Loss before (loss) gain on
   sale of investment
   property and income from
   litigation settlement               (152)          (76)         (261)        (234)

 (Loss) gain on sale of
   investment property                   --           (44)           --           20
  Income from settlement of
   litigation                           340            --           340           --

     Net income (loss)             $    188      $   (120)    $      79    $    (214)

Net income (loss) allocated
 to general partner (1%)           $      2      $     (1)    $       1    $      (2)
Net income (loss) allocated
 to limited partners (99%)              186          (119)           78         (212)

     Net income (loss)             $    188      $   (120)    $      79    $    (214)

Net income (loss) per limited
 partnership unit:                 $  13.29      $  (8.50)    $    5.57    $  (15.15)

                     See Accompanying Notes to Financial Statements

c)                                ANGELES PARTNERS 16
                       STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                      (Unaudited)
                            (in thousands, except unit data)

                                      Limited
                                    Partnership     General      Limited
                                       Units        Partner      Partners       Total
Original capital contributions       14,050       $      1     $  14,050     $  14,051

Partners' deficit at
  December 31, 1996                  13,993       $   (174)    $  (5,455)    $ (5,629)

Net income for the six months
  ended June 30, 1997                    --              1            78           79

Partners' deficit at
  June 30, 1997                      13,993       $   (173)    $  (5,377)    $ (5,550)

                     See Accompanying Notes to Financial Statements

d)                              ANGELES PARTNERS 16
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                             Six Months Ended
                                                                June 30,
                                                            1997          1996
Cash flows from operating activities:
  Net income (loss)                                     $     79       $   (214)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation                                             151            147
    Amortization of loan costs                                 4              4
    Gain on sale of investment property                       --            (20)
  Change in accounts:
    Restricted cash                                            2              2
    Accounts receivable                                        2            119
    Escrows for taxes                                         65             80
    Other assets                                             (22)             1
    Accounts payable                                         (24)           (23)
    Tenant security deposit liabilities                       --             (2)
    Accrued taxes                                            (76)          (104)
    Accrued interest                                          55            239
    Other liabilities                                        (73)          (127)

         Net cash provided by operating activities           163            102

Cash flows from investing activities:
  Property improvements and replacements                     (39)           (27)
  Deposits to restricted escrows                            (212)          (181)
  Withdrawals from restricted escrows                        229            299

         Net cash (used in) provided by
            investing activities                             (22)            91

Cash flows from financing activities:
  Payments on notes payable                                  (47)           (92)
  Additions to notes payable                                  --             44

         Net cash used in financing activities               (47)           (48)

Net increase in unrestricted cash and cash
  equivalents                                                 94            145

Unrestricted cash and cash equivalents at
  beginning of period                                        529            406

Unrestricted cash and cash equivalents at
  end of period                                         $    623       $    551

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $    586       $    372

                   See Accompanying Notes to Financial Statements

e)
                              ANGELES PARTNERS 16
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                 June 30, 1997

NOTE A - GOING CONCERN

The financial statements have been prepared assuming Angeles Partners 16 (the "Partnership" or the "Registrant") will continue as a going concern. The Partnership has incurred recurring operating losses, is in default on a portion of its indebtedness and continues to suffer from inadequate liquidity. As a result, the Partnership has not had cash available to perform the substantial rehabilitation necessary at each of the investment properties.

The first mortgage, in the amount of $4,288,000, which is secured by Whispering Pines Apartments, is in default due to nonpayment upon its maturity in January 1997. Angeles Realty Corporation II (the "General Partner") is in negotiations with the current lender and others to refinance this indebtedness, however there can be no assurances that these negotiations will be successful. In addition, the second trust deed, in the amount of $375,000, which is secured by Silver Ridge Apartments, matures in December 1997. The General Partner anticipates that the Partnership will be able to repay this obligation upon maturity.

The Partnership is in default on $2,876,000 of unsecured indebtedness payable to Angeles Mortgage Investment Trust ("AMIT") (See "Note C"), plus related accrued interest of $672,000, due to its inability to make interest and principal payments when due. The lender obtained a judgment against the Partnership that secures their position on $2,016,000 of this indebtedness ("North Prior debt"). On June 19, 1997, a Notice of Sheriff's Execution Sale of Personal and Real Property was filed for the sale of Silver Ridge Apartments. The sale is scheduled to occur on August 27, 1997, however the General Partner is in negotiations with AMIT and anticipates that these negotiations will result in AMIT purchasing the second trust deed secured by this property. Therefore this property would not be lost through foreclosure. However, the General Partner can not guarantee that such negotiations will be successful. The Partnership also has an unsecured working capital loan payable to Angeles Acceptance Pool, L.P. ("AAP") of $1,517,000 plus related accrued interest of $669,000 that is due in November 1997. The General Partner is presently negotiating a forbearance agreement with AAP, however there can be no assurance that this negotiation with the lender will be successful.

Limited sources of additional financing are available to the Partnership and the General Partner does not have any other plans to remedy the liquidity problems the Partnership is currently experiencing. The General Partner anticipates positive cash flow after the payment of operating and capital expenditures for Whispering Pines Apartments for 1997. Additionally, the General Partner anticipates positive cash flow after the payment of operating and capital expenditures and debt service for Silver Ridge Apartments for 1997. The General Partner anticipates that the unrestricted cash of $623,000 at June 30, 1997, will be sufficient to cover all Partnership level operating expenditures for the remainder of 1997; however, it does not anticipate paying all AMIT and AAP debt service costs.

As a result of the above conditions, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets or amounts or classification of liabilities that may result from these uncertainties.



NOTE B - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to the General Partner and affiliates during the six months ended June 30, 1997 and 1996:


                                                   1997           1996
                                                    (in thousands)


Property management fees                            $65            $62
Reimbursement for services of affiliates             35             31


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

The AAP working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, including accrued interest of $669,000, was $2,186,000 at June 30, 1997, with monthly interest only payments at the prime rate plus 2% from available cash flow. Principal is to be paid the earlier of
i) the availability of funds, ii) the sale of one or more properties owned by the Partnership generating excess proceeds, or iii) November 25, 1997. Total interest expense for this loan was $79,000 and $78,000 for the six months ended June 30, 1997 and 1996.

AMIT currently holds two unsecured notes receivable from the Partnership. Total indebtedness of $2,876,000 is in default at June 30, 1997, due to non-payment of principal and interest when due. Total interest expense on this financing was $304,000 and $274,000 for the six months ended June 30, 1997 and 1996, respectively. Accrued interest was $672,000 at June 30, 1997.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertible, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed to waive it's right to receive dividends and distributions so long as AMIT's option is outstanding). These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance L.L.C., an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800
Class A Shares of AMIT at June 30, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

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

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997, through the closing date of the merger. It is anticipated that Insignia (and its affiliates) and MAE GP (and its affiliates) would own approximately 55% and 2.4%, respectively, of post-merger IPT when this transaction is consummated.

NOTE D - ENVIRONMENTAL ESCROW

In 1995, the Partnership sold the North Prior Industrial Park to an unrelated party. As required by the sales agreement, the Partnership established three escrows, one of which has not been expended at June 30, 1997, as described below:

Environmental Escrow - This escrow was established for costs associated with fuel oil contamination at the property. In January 1993, a local fuel oil distributor pumped fuel oil into a testing well instead of into the storage tank at North Prior Industrial Park. The Partnership notified the necessary authorities and engaged an environmental engineering firm to develop a plan of action to clean up the site. The cost of the clean up, which is not covered by insurance, is estimated to be approximately $900,000 over a five year period. A liability has been recorded to cover the estimated costs to clean-up the site and is included in "Other liabilities", and the funds have been set aside in an escrow account. At June 30, 1997, the balance remaining in the account was $860,000. The Partnership entered into an agreement with the buyer of the property limiting the Partnership's liability, with regard to the clean up of this site, to the balance of the escrow account. This agreement will terminate when the Partnership receives a "Site Closure Letter" from the Minnesota Pollution and Control Agency. Upon receipt of this letter, any remaining funds in the escrow account will be used to pay down the AMIT debt.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:

  Property
                                                         1997           1996
Whispering Pines Apartments
 Fitchburg, Wisconsin (1)                                 96%            89%
Silver Ridge Apartments
 Maplewood, Minnesota                                     95%            98%


1) Average occupancy at Whispering Pines Apartments increased due to rental concessions being offered, as well as the completion of construction that was impeding access to the property.

The Partnership realized net income of $188,000 and $79,000, respectively, for the three and six months ended June 30, 1997, versus net losses of $120,000 and $214,000, respectively, for the same period in 1996. The increase in net income for 1997 is attributable to income of $340,000 from the settlement of certain litigation (See discussion below).

The Partnership experienced an increase in losses before the litigation settlement due to an overall increase in total expenses, which was only partially offset by an increase in total revenues. Rental income increased due to an increase in occupancy at Whispering Pines Apartments, along with an increase in rental rates at both Whispering Pines Apartments and Silver Ridge Apartments. Operating expenses increased as a result of concessions being offered at Whispering Pines Apartments, in an effort to increase occupancy. Also, interest expense increased due to the assessment of a late charge on the $860,000 note payable to AMIT ("Angola debt") due to the maturity of the note on June 30, 1997, along with the increasing default interest charged on the North Prior debt. These increases were partially offset by a decrease in general and administrative expense due to a decrease in professional fees.

As mentioned previously, the Partnership sold North Prior Industrial Park on June 12, 1995. As a result of the sale, tenant receivable balances were written off due to the doubts regarding the collectibility of such amounts. However, during the six months ended June 30, 1996, $8,000 in receivables were collected and the funds were remitted to AMIT to reduce the principal balance. In addition, during the six months ended June 30, 1996, tenant improvement projects were completed, as required by the sale of the property, and funds remaining in the escrow account were also remitted to AMIT to reduce the principal balance. The funds remitted amounted to $56,000. As per the terms of the promissory note agreement between the Partnership and AMIT, all attorney's fees and costs incurred by AMIT in pursuit of collection of this note shall be paid by the Partnership. During the six months ended June 30, 1996, $44,000 in costs were added to the outstanding principal balance and was recorded as a loss on the sale of the property. The net gain on the sale of the property for the six months ended June 30, 1996, amounted to $20,000.

In January 1993, a local fuel oil distributor pumped fuel oil into a testing well instead of into the storage tank at North Prior Industrial Park. The Partnership notified the necessary authorities and engaged an environmental engineering firm to develop a plan of action to clean up the site. The cost of the clean up, which is not covered by insurance, is estimated to be approximately $900,000 over a five year period. A liability has been recorded to cover the estimated costs to clean up the site and the funds have been set aside in an escrow account. The Partnership entered into an Environmental Undertaking and Indemnity Agreement with the buyer of the property limiting the Partnership's liability with regard to the clean up of this site to the balance of the escrow account. This agreement will terminate when the Partnership receives a "Site Closure Letter" from the Minnesota Pollution and Control Agency. The Partnership is the Plaintiff in a lawsuit filed against the fuel distributor, among others, for damages sustained as a result of the above. A mediation hearing was held in December 1996 in which the defendants agreed that the claims may be resolved by payment by the defendants to the Partnership. During the second quarter of 1997, a complete settlement of the litigation was concluded. The total amount of the settlement was $340,000. These funds were remitted to AMIT and were applied to the principal balance ($11,000) and accrued interest ($329,000) on the North Prior debt.

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

At June 30, 1997, the Partnership had unrestricted cash and cash equivalents of $623,000 versus $551,000 at June 30, 1996. Net cash provided by operating activities increased due to the increase in net income, as explained above, partially offset by an increase in accounts receivable. The large decrease in accounts receivable for the period ended June 30, 1996, results from the collection of monies held by the receiver of North Prior Industrial Complex. Despite the fact that the Partnership has debt which is in default and the Partnership is not servicing this debt on a monthly basis, causing interest to continue to accrue, accrued interest increased by a lesser amount during the six months ended June 30, 1997. This is due to the interest payment of $329,000 as a result of the receipt of the settlement on the North Prior litigation. Cash flows from investing activities decreased due to increased deposits to restricted escrows and decreased withdrawals from restricted escrows. Cash flows used in financing activities decreased in part due to decreased principal payments made on mortgage notes payable. For the six months ended June 30, 1996, the Partnership made additional principal payments on the North Prior debt. These additional payments were primarily the result of unused funds that were previously held in escrow. Also, during the six months ended June 30, 1996, additions to notes payable of approximately $44,000 were recorded as a result of the costs incurred by AMIT in pursuit of the collection of the North Prior debt. No such activity occurred during the six months ended June 30, 1997.

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

The first mortgage, in the amount of $4,288,000, which is secured by Whispering Pines Apartments, is in default due to nonpayment upon its maturity in January 1997. The General Partner is in negotiations with the current lender and others to refinance this indebtedness, however there can be no assurances that these negotiations will be successful. In addition, the second trust deed, in the amount of $375,000, which is secured by Silver Ridge Apartments, matures in December 1997. The General Partner anticipates that the Partnership will be able to repay this obligation upon maturity.

The Partnership is in default on $2,876,000 of unsecured indebtedness payable to AMIT (See "Note C"), plus related accrued interest of $672,000, due to its inability to make interest and principal payments when due. The lender obtained a judgment against the Partnership that secures their position on $2,016,000 of this indebtedness (North Prior debt). On June 19, 1997, a Notice of Sheriff's Execution Sale of Personal and Real Property was filed for the sale of Silver Ridge Apartments. The sale is scheduled to occur on August 27, 1997, however the General Partner is in negotiations with AMIT and anticipates that these negotiations will result in AMIT purchasing the second trust deed secured by this property. Therefore this property would not be lost through foreclosure. However, the General Partner can not guarantee that such negotiations will be successful. The Partnership also has an unsecured working capital loan payable to AAP of $1,517,000 plus related accrued interest of $669,000 that is due in November 1997. The General Partner is presently negotiating a forbearance agreement with AAP, however there can be no assurance that this negotiation with the lender will be successful.

Limited sources of additional financing are available to the Partnership and the General Partner does not have any other plans to remedy the liquidity problems the Partnership is currently experiencing. The General Partner anticipates positive cash flow after the payment of operating and capital expenditures for Whispering Pines Apartments for 1997. Additionally, the General Partner anticipates positive cash flow after the payment of operating and capital expenditures and debt service for Silver Ridge Apartments for 1997. The General Partner anticipates that the unrestricted cash of $623,000 at June 30, 1997, will be sufficient to cover all Partnership level operating expenditures for the remainder of 1997; however, it does not anticipate paying all AMIT and AAP debt service costs.

As a result of the above conditions, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets or amounts or classification of liabilities that may result from these uncertainties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of $13,581,000 consists of, (1) a first mortgage of $4,288,000, which is in default due to its maturity in January 1997 (2) a second trust deed and a working capital loan with principal balances of $375,000 and $1,517,000, respectively, and with maturity dates in December and November 1997, respectively; and (3) a first mortgage bond payable in the principal amount of $4,525,000 due July 2023. The Partnership also has unsecured debt to AMIT in the amount of $860,000 and $2,016,000 with maturity dates of June 1997 and June 1996, respectively, which is in default due to non-payment of principal and interest when due. Future cash distributions will depend on the levels of net cash generated from operations, refinancings and property sales. There were no cash distributions during the six months ended June 30, 1997 or June 30, 1996. At this time, the General Partner does not anticipate making a cash distribution during fiscal 1997.



                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


In January 1993, a local fuel oil distributor pumped fuel oil into a testing well instead of into the storage tank at North Prior Industrial Park. The Partnership notified the necessary authorities and engaged an environmental engineering firm to develop a plan of action to clean up the site. The cost of the clean up, which is not covered by insurance, is estimated to be approximately $900,000 over a five year period. A liability has been recorded to cover the estimated costs to clean up the site and the funds have been set aside in an escrow account. The Partnership entered into an Environmental Undertaking and Indemnity Agreement with the buyer of the property limiting the Partnership's liability with regard to the clean up of this site to the balance of the escrow account. This agreement will terminate when the Partnership receives a "Site Closure Letter" from the Minnesota Pollution and Control Agency. Upon receipt of this letter, any remaining funds in the escrow account will be used to pay down Partnership debt to AMIT. In January 1995, the holder of the first mortgage, along with the former receiver, initiated two separate lawsuits against the Partnership, among others, for damages sustained as a result of the above. In June 1995 the suit with the former holder of the first mortgage was dismissed. During November 1995, the Partnership was removed as the defendant and became the Plaintiff in the lawsuit initiated by the former receiver in a suit filed against the fuel distributor, among others. The former receiver was removed as Plaintiff in the suit due to it no longer being a party-in-interest. A mediation hearing was held in December 1996 in which the defendants agreed that the claims may be resolved by payment by the defendants to the Partnership. During the second quarter of 1997, a complete settlement of the litigation was concluded. The total amount of the settlement was $340,000.

During the third quarter of 1996, AMIT filed a complaint against the Partnership, in the State of Minnesota, demanding payment on the $2,016,000 obligation plus accrued interest. At June 30, 1997, accrued interest on this debt payable to AMIT totaled $143,000. The debt was in default previously due to non-payment of interest and now is in default due to non-payment upon maturity. AMIT has obtained a judgment against the Partnership. On June 19, 1997, a Notice of Sheriff's Execution Sale of Personal and Real Property was filed for the sale of Silver Ridge Apartments. The sale is scheduled to occur on August 27, 1997.

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

  b)    Reports on Form 8-K:

        None filed during the six months ended June 30, 1997.


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


                                   ANGELES PARTNERS 16

                                   By:    Angeles Realty Corporation II
                                          General Partner

                                   By:    /s/ Carroll D. Vinson
                                          Carroll D. Vinson
                                          President

                                   By:    /s/ Robert D. Long
                                          Robert D. Long
                                          Vice President/CAO

                             Date:        August 1, 1997