Form 10KSB
period 1997-12-31
ANGELES PARTNERS 16
filed 1998-03-26
CIK 812187

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1997

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from ___________ to __________

                         Commission file number 0-16209

                              ANGELES PARTNERS 16
                (Name of small business insurer in its charter)

         California                                             95-4106417
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
      Greenville, South Carolina                                   29602
(Address of principal executive offices)                         (Zip Code)

                   Issuer's telephone number   (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                           Limited Partnership Units
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State issuer's revenues for its most recent fiscal year. $2,974,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.


                                       PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Angeles Partners 16 (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the Certificate and Restated Agreement of Limited Partnership - (the "Agreement") dated March 24, 1987. The Partnership's General Partner is Angeles Realty Corporation II ("General Partner" or "ARC II"), a California corporation and wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Thus, the General Partner is now a wholly-owned subsidiary of IPT.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

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

The Partnership has no full time employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Residential Group, L.P., an affiliate of Insignia, provides day-to-day property management services to all of the Partnership's investment properties.

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

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)


                        Gross
                      Carrying     Accumulated                         Federal
Property                Value      Depreciation    Rate     Method    Tax Basis

Whispering Pines     $  5,087          (1)          (1)      (1)     $ 4,813
  Apartments

Silver Ridge            5,400          (1)          (1)      (1)       5,332
  Apartments

     Total           $ 10,487                                        $10,145


(1) As a result of adopting the liquidation basis of accounting, the gross carrying values of the properties were adjusted to their net realizable value and will not be depreciated further.

See "Note B" of the financial statements included in "Item 7." for a description of the Partnership's former depreciation policy.



SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)

                                  Principal                                     Principal
                                  Balance At    Stated                           Balance
                                 December 31,  Interest    Period    Maturity    Due At
Property/Partnership                 1997         Rate    Amortized    Date     Maturity
Whispering Pines Apartments
 First trust deed, in default    $  4,252         (2)      30 yrs      01/97   $  4,252

Silver Ridge Apartments
 First mortgage bond payable        4,525         (3)        (1)       07/23      4,525
 Second trust deed, in default        375       10.00%       (1)       12/97        375

Angeles Partners 16
 Note payable, in default (5)         859     12.50% (7)     (1)       06/97        859
 Note payable, in default (5)       2,017     12.25% (7)     (1)       06/96      2,017
 Working capital loan, in
    default (6)                     1,517         (4)        (1)       11/97      1,517

 Total                           $ 13,545                                      $ 13,545

(1) Interest payments only.
(2) 11th District Federal Home Loan Bank Board base rate plus 2.25%, monthly payment varies with interest rate (7.084% at December 31, 1997).
(3) Interest only payments based on a variable rate not to exceed 12% (3.40% at December 31, 1997).
(4) Interest only payments at the prime rate plus 2% payable from available cash flow, as defined (10.50% at December 31, 1997).
(5) Payable to Angeles Mortgage Investment Trust ("AMIT").
(6) Payable to Angeles Acceptance Pool, L.P ("AAP").
(7) Default interest rate of 18.00%.

Average annual rental rate and occupancy information for 1997 and 1996 for each property:


                                      Average Annual           Average Annual
                                       Rental Rates              Occupancy
Property                            1997           1996        1997      1996

Whispering Pines Apartments    $7,761/unit    $7,754/unit       96%       86%

Silver Ridge Apartments        $8,037/unit    $7,774/unit       94%       97%


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

Real estate taxes and rates in 1997 for each property were:


                                     1997                 1997
                                    Billing               Rate
                                 (in thousands)
Whispering Pines Apartments        $  126                 2.46%
Silver Ridge Apartments               245*                4.79%


 *Amount per 1996 billings; tax bills for 1997 not yet received.


ITEM 3.      LEGAL PROCEEDINGS

In January 1993, a local fuel oil distributor pumped fuel oil into a testing well instead of into the storage tank at North Prior Industrial Park. The Partnership notified the necessary authorities and engaged an environmental engineering firm to develop a plan of action to clean up the site. The cost of the clean up, which was not covered by insurance, was estimated to be approximately $900,000 over a five year period. A liability has been recorded to cover the estimated costs to clean up the site and the funds have been set aside in an escrow account. The Partnership entered into an Environmental Undertaking and Indemnity Agreement with the buyer of the property limiting the Partnership's liability with regard to the clean up of this site to the balance of the escrow account. In January 1998, the Partnership received a "Site Closure Letter" from the Minnesota Pollution and Control Agency which states that environmental risks have been reduced to minimal levels and that monitoring and remedial efforts may be discontinued. The remaining funds in the escrow account will be used to pay down Partnership debt to AMIT. In January 1995, the holder of the first mortgage, along with the former receiver, initiated two separate lawsuits against the Partnership, among others, for damages sustained as a result of the above. In June 1995 the suit with the former holder of the first mortgage was dismissed. During November 1995, the Partnership was removed as the defendant and became the Plaintiff in the lawsuit initiated by the former receiver in a suit filed against the fuel distributor, among others. The former receiver was removed as Plaintiff in the suit due to it no longer being a party-in-interest. A mediation hearing was held in December 1996 in which the defendants have tentatively agreed that the claims may be resolved by payment by the defendants to the Partnership. During the second quarter of 1997, a complete settlement of the litigation was concluded. The total amount of the settlement was $340,000.

During the third quarter of 1996, AMIT filed a complaint against the Partnership, in the State of Minnesota, demanding payment on the $2,017,000 obligation plus accrued interest. At December 31, 1997, accrued interest on this debt payable to AMIT totaled approximately $329,000. The debt was in default previously due to non-payment of interest and now is in default due to non-payment upon maturity. AMIT has obtained a judgment against the Partnership. On June 19, 1997 a Notice of Sheriff's Execution Sale of Personal and Real Property was filed for the sale of Silver Ridge Apartments. On October 29, 1997, Silver Ridge Apartments was sold at a sheriff's sale to AMIT. Under the laws of the State Minnesota, this foreclosure is subject to a one year right of redemption. On January 30, 1998, the Partnership executed an Agreement for Deed in Lieu of Foreclosure by and between the Partnership, the General Partner and AMIT. Pursuant thereto, the Partnership conveyed the Silver Ridge Apartments, located in Maplewood, Minnesota, to AMIT and thereby waived its one year right of redemption.

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

                                      PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 14,050 Limited Partnership Units aggregating $14,050,000 during its offering period through December 30, 1988, and at December 31, 1997, has 13,993 Limited Partnership Units outstanding held by 1,466 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

The Partnership has discontinued making cash distributions and does not anticipate any cash being available for distributions upon the liquidation of the Partnership.

ITEM 6.   MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

As of December 31, 1997, the Partnership adopted the liquidation basis of accounting due to the imminent loss of its investment properties. The Partnership has experienced significant recurring operating losses, is in default on substantially all of its indebtedness and continues to suffer from inadequate liquidity. No other sources of additional financing are available to the Partnership and the General Partner does not have any other plans to remedy the liquidity problems the Partnership is currently experiencing.

At December 31, 1997, the Partnership was in default on $2,876,000 of unsecured indebtedness payable to Angeles Mortgage Investment Trust ("AMIT"), plus related accrued interest of approximately $987,000, due to its inability to make interest and principal payments when due. In addition, during January 1998, AMIT purchased the second trust deed, in the amount of $375,000, which is secured by Silver Ridge Apartments and matured in December 1997. The lender obtained a judgment against the Partnership that secured their position on $2,017,000 of this indebtedness ("North Prior debt"). On June 19, 1997, a Notice of Sheriff's Execution Sale of Personal and Real Property was filed for the sale of Silver Ridge Apartments. On October 29, 1997, Silver Ridge Apartments was sold at a sheriff's sale to AMIT. Under the laws of the State of Minnesota, this foreclosure was subject to a one year right of redemption. In January 1998, the Partnership granted to AMIT a Deed in Lieu of Foreclosure on Silver Ridge Apartments thereby waiving its right of redemption.

The first mortgage, in the amount of $4,252,000, which is secured by Whispering Pines Apartments, is in default due to nonpayment upon its maturity in January 1997. ARC II is currently marketing this investment property for sale. Monthly payments of principal and interest are still being made and the lender has not initiated foreclosure proceedings. AMIT intends to purchase this first trust deed in April 1998 if the General Partner is unsuccessful in obtaining a purchase agreement. At that time AMIT intends to initiate foreclosure proceedings. The General Partner expects to lose this last investment property in May 1998, and it anticipates that the Partnership will terminate in June 1998.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 1997, from the going concern basis of accounting to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value (including subsequent actual transactions described below) and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner's estimates as of the date of the financial statements.

The statement of net liabilities in liquidation as of December 31, 1997, includes approximately $261,000 of costs, net of income, that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by June 30, 1998. These costs principally include interest and administrative expenses. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

At December 31, 1997, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their settlement amount and include all estimated costs associated with carrying out the liquidation. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net liabilities of approximately $1,678,000 which is included in the Statement of Changes in Partners' Capital (Deficit)/Net Liabilities In Liquidation. The adjustments are summarized as follows:

                                                             (Increase) Decrease
                                                             in Net Liabilities
                                                               (in thousands)
Adjustment from book value of property and
 improvements to estimated net realizable value                   $ 2,157
Adjustment to record estimated costs associated
 with the liquidation (Note A)                                       (261)
Adjustment of other assets and liabilities                           (218)
Net decrease in net liabilities                                   $ 1,678


Prior to adopting the liquidation basis of accounting, the Partnership realized a net loss of approximately $383,000 for the year ended December 31, 1997, versus a net loss of approximately $499,000 for the year ended December 31, 1996. The decrease in net loss for the year ended December 31, 1997, is attributable to an increase in total revenues, primarily attributable to the income from the settlement of certain litigation (see discussion below), partially offset by an increase in expenses.

Rental income increased due to an increase in occupancy at Whispering Pines Apartments, along with an increase in rental rates at both Whispering Pines Apartments and Silver Ridge Apartments.

Operating expenses increased for the year ended December 31, 1997, due to an increase in advertising and maintenance expenses. The increase in advertising is a result of concessions being offered at Whispering Pines Apartments in an effort to increase occupancy. Maintenance expense increased due to an interior painting project at Silver Ridge Apartments. Also, interest expense increased for the year ended December 31, 1997, due to the assessment of a late charge on the $859,000 note payable to AMIT ("Angola debt") due to the maturity of the note on June 30, 1997, along with the increasing default interest charged on the $2,017,000 note payable to AMIT ("North Prior debt").

In January 1993, a local fuel oil distributor pumped fuel oil into a testing well instead of into the storage tank at North Prior Industrial Park. The Partnership notified the necessary authorities and engaged an environmental engineering firm to develop a plan of action to clean up the site. The cost of the clean up, which was not covered by insurance, was estimated to be approximately $900,000 over a five year period. A liability has been recorded to cover the estimated costs to clean up the site and the funds have been set aside in an escrow account. The Partnership entered into an Environmental Undertaking and Indemnity Agreement with the buyer of the property limiting the Partnership's liability with regard to the clean up of this site to the balance of the escrow account. In January 1998, the Partnership received a "Site Closure Letter" from the Minnesota Pollution and Control Agency which states that environmental risks have been reduced to minimal levels and that monitoring and remedial efforts may be discontinued. The remaining funds in the escrow account will be used to pay down Partnership debt to AMIT. The Partnership was the plaintiff in a lawsuit filed against the fuel distributor, among others, for damages sustained as a result of the above. A mediation hearing was held in December 1996 in which the defendants agreed that the claims may be resolved by payment by the defendants to the Partnership. During the second quarter of 1997, a complete settlement of the litigation was concluded. The total amount of the settlement was $340,000 and is included in total revenues at December 31, 1997. These funds were remitted to AMIT and were applied to the principal balance ($11,000) and accrued interest ($329,000) on the North Prior debt.

For the year ended December 31, 1997, the Partnership recognized a loss on disposal of property of approximately $127,000. This loss resulted from a roof replacement project at Silver Ridge Apartments. These roofs were not fully depreciated at the time of the write-off.

Included in operating expense for the year ended December 31, 1997, is approximately $9,000 of major repairs and maintenance comprised mainly of major landscaping expenses. Included in operating expense for the year ended December 31, 1996, is approximately $16,000 of major repairs and maintenance comprised mainly of exterior building repairs.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt.

The financial statements have been prepared assuming the Partnership will liquidate during 1998 (see "Note A" to the financial statements). The Partnership has incurred recurring operating losses, is in default on substantially all of its indebtedness and continues to suffer from inadequate liquidity. In addition, there are no identified capital resources available to the Partnership.

At December 31, 1997, the Partnership had cash and cash equivalents of $479,000 versus $529,000 at December 31, 1996. For the year ended December 31, 1997, net cash decreased by approximately $50,000 compared to an increase of approximately $123,000 for the year ended December 31, 1996. Net cash provided by operating activities increased for the year ended December 31, 1997, compared to the year ended December 31, 1996, primarily due to the decrease in net loss and a lesser decrease in other liabilities. The decrease in other liabilities reflects the payments for the clean up of the fuel oil contamination at North Prior Industrial Complex. Net cash used in investing activities increased for the year ended December 31, 1997, versus the year ended December 31, 1996, due primarily to an increase in property improvements and replacements resulting from the roof replacement project at Silver Ridge Apartments. Net cash used in financing activities increased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, despite a decrease in principal payments, due to additions to notes payable in 1996. The additions to notes payable of approximately $44,000 were recorded as a result of the costs incurred by AMIT in pursuit of the collection of the North Prior debt. No such activity occurred during the year ended December 31, 1997.

The mortgage indebtedness of approximately $13,545,000 consists of, (1) a first mortgage of approximately $4,252,000, which is in default due to its maturity in January 1997 (2) a second trust deed and a working capital loan with principal balances of approximately $375,000 and $1,517,000, respectively, which are in default due to their maturity in December and November 1997, respectively; and
(3) a first mortgage bond payable in the principal amount of $4,525,000 due July 2023. The Partnership also has unsecured debt to AMIT in the amount of approximately $859,000 and $2,017,000 which is in default due to their maturity in June 1997 and June 1996, respectively. As mentioned previously, the Partnership granted AMIT a Deed in Lieu of Foreclosure for Silver Ridge Apartments in January 1998. Total mortgage indebtedness secured by this property amounted to $4,900,000 at December 31, 1997. The Partnership has discontinued making cash distributions and does not anticipate any cash being available for distributions upon the liquidation of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements of the Partnership expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.      FINANCIAL STATEMENTS

ANGELES PARTNERS 16

LIST OF FINANCIAL STATEMENTS

        Report of Ernst & Young LLP, Independent Auditors

        Statement of Net Liabilities in Liquidation - December 31, 1997

        Statements of Operations - Years ended December 31, 1997 and 1996

        Statements of Changes in Partners' Deficit/Net Liabilities in Liquidation - Years ended December 31, 1997 and 1996

        Statements of Cash Flows - Years ended December 31, 1997 and 1996

        Notes to Financial Statements



              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners 16


We have audited the statement of net liabilities in liquidation of Angeles Partners 16 as of December 31, 1997, and the related statements of operations, changes in partners' deficit/net liabilities in liquidation and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully described in Note A, due to the imminent disposal of its investment properties, the General Partner has decided, effective December 31, 1997, to liquidate the Partnership. As a result, the Partnership has changed its basis of accounting as of December 31, 1997 from a going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net liabilities in liquidation of Angeles Partners 16 at December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                       /S/ ERNST & YOUNG LLP



Greenville, South Carolina
February 25, 1998,
except for Note K, as to which the date is March 17, 1998


                              ANGELES PARTNERS 16
                  STATEMENT OF NET LIABILITIES IN LIQUIDATION
                               December 31, 1997
                                 (in thousands)



Assets
 Cash and cash equivalents                                          $    479
 Receivables and deposits                                                323
 Restricted escrows                                                    1,264
 Investment properties                                                10,487

                                                                      12,553

Liabilities
 Accounts payable                                                         31
 Tenant security deposits                                                 69
 Accrued taxes                                                           383
 Accrued interest                                                      1,783
 Other liabilities                                                       815
 Notes payable, including $9,020 in default                           13,545
 Estimated costs during the period of liquidation                        261
                                                                      16,887

Net liabilities in liquidation                                      $ (4,334)

                 See Accompanying Notes to Financial Statements

                              ANGELES PARTNERS 16
                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                       Years Ended December 31,
                                                         1997           1996
Revenues:
 Rental income                                        $   2,380     $   2,302
 Other income                                               254           228
 Income from settlement of litigation                       340            --
     Total revenues                                       2,974         2,530
Expenses:
 Operating                                                1,113         1,025
 General and administrative                                 131           139
 Depreciation                                               308           297
 Interest                                                 1,304         1,194
 Property taxes                                             374           374
  Loss on disposal of property                              127            --
     Total expenses                                       3,357         3,029

     Net loss                                         $    (383)    $    (499)

Net loss allocated to general
 partner  (1%)                                        $      (4)    $      (5)
Net loss allocated to limited
 partners (99%)                                            (379)         (494)
     Net loss                                         $    (383)    $    (499)

Net loss per limited partnership unit:                $  (27.10)    $  (35.20)

                 See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS 16
                  STATEMENTS OF CHANGES IN PARTNERS' DEFICIT/
                         NET LIABILITIES IN LIQUIDATION
                        (in thousands, except unit data)

                                      Limited
                                    Partnership    General      Limited
                                       Units       Partner      Partners       Total
Original capital contributions        14,050     $      1     $  14,050     $  14,051

Partners' deficit at
  December 31, 1995
   (going concern basis)              14,033     $   (169)    $  (4,961)    $  (5,130)

Abandoned limited
  partnership units                      (40)          --            --            --

Net loss for the year ended
  December 31, 1996                       --           (5)         (494)         (499)

Partners' deficit at
  December 31, 1996
   (going concern basis)              13,993         (174)       (5,455)       (5,629)

Net loss for the year ended
  December 31, 1997                       --           (4)         (379)         (383)

Partners deficit at
  December 31, 1997
  (going concern basis)              13,993          (178)       (5,834)       (6,012)

Adjustment to liquidation basis                                                 1,678

Net liabilities in liquidation at
  December 31, 1997                                                         $  (4,334)

                   See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS 16
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  Years Ended December 31,
                                                                     1997         1996
Cash flows from operating activities:
  Net loss                                                       $   (383)     $   (499)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation                                                      308           297
    Amortization of loan costs                                          9             9
    Loss on disposal of property                                      127            --
  Change in accounts:
    Receivables and deposits                                           (8)          111
    Other assets                                                      (13)           --
    Accounts payable                                                   (6)           (2)
    Tenant security deposit liabilities                                 4             2
    Accrued taxes                                                     (22)          (37)
    Accrued interest                                                  452           511
    Other liabilities                                                 (93)         (283)
      Net cash provided by operating activities                       375           109

Cash flows from investing activities:
  Property improvements and replacements                             (321)          (62)
  Net (deposits to) withdrawals from restricted escrows               (21)          130
      Net cash (used in) provided by investing activities            (342)           68

Cash flows from financing activities:
  Additions to notes payable                                           --            44
  Payments on notes payable                                           (83)          (98)
      Net cash used in financing activities                           (83)          (54)

Net (decrease) increase in cash and cash equivalents                  (50)          123

Cash and cash equivalents at beginning of period                      529           406
Cash and cash equivalents at end of period                       $    479      $    529
Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $    843      $    674
  Interest on notes transferred to notes payable                 $     --      $    807

                 See Accompanying Notes to Financial Statements

                              ANGELES PARTNERS 16
                         Notes to Financial Statements

                               December 31, 1997

NOTE A - BASIS OF PRESENTATION

As of December 31, 1997, Angeles Partners 16 (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the imminent loss of its investment properties. The Partnership has experienced significant recurring operating losses, is in default on substantially all of its indebtedness and continues to suffer from inadequate liquidity. No other sources of additional financing are available to the Partnership and Angeles Realty Corporation II ("ARC II" or the "General Partner") does not have any other plans to remedy the liquidity problems the Partnership is currently experiencing.

At December 31, 1997, the Partnership was in default on $2,876,000 of unsecured indebtedness payable to Angeles Mortgage Investment Trust ("AMIT"), plus related accrued interest of approximately $987,000, due to its inability to make interest and principal payments when due. In addition, during January 1998, AMIT purchased the second trust deed, in the amount of $375,000, which is secured by Silver Ridge Apartments and matured in December 1997. The lender obtained a judgment against the Partnership that secured their position on $2,017,000 of this indebtedness ("North Prior debt"). On June 19, 1997, a Notice of Sheriff's Execution Sale of Personal and Real Property was filed for the sale of Silver Ridge Apartments. On October 29, 1997, Silver Ridge Apartments was sold at a sheriff's sale to AMIT. Under the laws of the State of Minnesota, this foreclosure was subject to a one year right of redemption. In January 1998, the Partnership granted to AMIT a Deed in Lieu of Foreclosure on Silver Ridge Apartments thereby waiving its right of redemption.

The first mortgage, in the amount of $4,252,000, which is secured by Whispering Pines Apartments, is in default due to nonpayment upon its maturity in January 1997. ARC II is currently marketing this investment property for sale. Monthly payments of principal and interest are still being made and the lender has not initiated foreclosure proceedings. AMIT intends to purchase this first trust deed in April 1998 if the General Partner is unsuccessful in obtaining a purchase agreement. At that time AMIT intends to initiate foreclosure proceedings. The General Partner expects to lose this last investment property in May 1998, and it anticipates that the Partnership will terminate in June 1998.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 1997, from the going concern basis of accounting to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value (including subsequent actual transactions described below) and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner's estimates as of the date of the financial statements.

The statement of net liabilities in liquidation as of December 31, 1997, includes approximately $261,000 of costs, net of income, that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by June 30, 1998. These costs principally include interest and administrative expenses. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

NOTE B - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: The Partnership is a California limited partnership organized on March 24, 1987, to acquire fee or other equity interests in, or long-term leasehold interests in, improved residential, commercial or industrial properties. The Partnership's General Partner is ARC II, a California corporation and wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Thus the General Partner is now a wholly-owned subsidiary of IPT. As of December 31, 1997, the Partnership operates two residential properties located in Fitchburg, Wisconsin and Maplewood, Minnesota.

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

Depreciation: Depreciation was calculated by the straight-line method over the estimated lives of the investment properties and related personal property through December 31, 1997. No depreciation will be recorded under the liquidation basis of accounting. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property additions over 40 years, and (2) personal property additions over 6-20 years.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks, money market funds and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Loan Costs: Loan costs were being amortized on a straight line basis over the lives of the related loans. At December 31, 1997, these loan costs were written off in the adjustment to liquidation basis because the Partnership determined that these intangible assets no longer have value.

Leases: The Partnership generally leases apartment units for twelve-month terms or less.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Advertising Costs: Advertising costs, approximately $51,000 in 1997 and approximately $45,000 in 1996, are charged to expense as they are incurred and are included in operating expenses in the statements of operations.

Investment Properties: Investment properties were stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. As a result of the Partnership adopting the liquidation basis of accounting, the investment properties were adjusted to their estimated net realizable values at December 31, 1997. The effect of adoption was to increase the carrying value of the investment properties by approximately $2,157,000.

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


NOTE C - ADJUSTMENT TO LIQUIDATION BASIS OF ACCOUNTING

At December 31, 1997, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount and include all estimated costs associated with carrying out the liquidations. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net liabilities of approximately $1,678,000. The adjustments are summarized as follows:

                                                       (Increase) Decrease
                                                        in Net Liabilities
                                                          (in thousands)
Adjustment from book value of property and
 improvements to estimated net realizable value             $ 2,157

Adjustment to record estimated costs associated
 with the liquidation (Note A)                                 (261)

Adjustment of other assets and liabilities                     (218)

Net decrease in net liabilities                             $ 1,678

NOTE D - NOTES PAYABLE

The principle terms of notes payable are as follows:
(dollar amounts in thousands)

                                     Monthly                                      Principal
                                     Payment    Stated                 Balance    Balance at
                                    Including  Interest     Maturity    Due at   December 31,
Property/Partnership                Interest     Rate         Date     Maturity      1997
Whispering Pines Apartments
  First trust deed, in default     $   32       (1)         Jan. 1997 $ 4,252    $  4,252

Silver Ridge Apartments
  First mortgage bond payable          15       (3)         July 2023   4,525       4,525
  Second trust deed, in default         3      10.00%       Dec. 1997     375         375

Angeles Partners 16
 Note payable, in default (4)          22     12.50% (6)    June 1997     859         859
 Note payable, in default (4)          30     12.25% (6)    June 1996   2,017       2,017
 Working capital loan,
    in default (5)                     14       (2)         Nov. 1997   1,517       1,517

                                   $  116                             $13,545    $ 13,545

(1) 11th District Federal Home Loan Bank Board base rate plus 2.25%, monthly payment varies with interest rate (7.084% at December 31, 1997).
(2) Interest only payments at the prime rate plus 2% payable from available cash flow, as defined (10.50% at December 31, 1997).
(3) Interest only payments based on a variable rate not to exceed 12% (3.40% at December 31, 1997)
(4) Payable to AMIT.
(5) Payable to AAP.
(6) Default interest rate of 18.00%.



The first mortgage notes payable are nonrecourse and are secured by pledge of certain of the Partnership's investment properties and by pledge of revenues from the respective investment properties. Certain of the notes include prepayment penalties if repaid prior to maturity.

The Partnership is in default on approximately $9,020,000 of its indebtedness, plus related accrued interest of approximately $1,767,000 due to maturity.

Scheduled principal payments of notes payable subsequent to December 31, 1997, are as follows (dollar amounts in thousands):


                    1998                       $    9,020
                    1999                               --
                    2000                               --
                    2001                               --
                    2002                               --
                 Thereafter                         4,525
                                               $   13,545

NOTE E - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net loss and Federal taxable loss:


                                                1997             1996
                                                   (in thousands)

Net loss as reported                        $   (383)        $   (499)
Add (deduct):
   Roof replacement                              127               --
   Environmental clean-up costs                  (63)            (269)
   Depreciation differences                      (70)             (72)
   Unearned income                                (3)             (15)
   Miscellaneous                                  85               97

Federal taxable loss                        $   (307)        $   (758)

Federal taxable loss per limited
   partnership unit                         $ (21.70)        $ (53.48)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities:


Net liabilities in liquidation, as reported      $ (4,334)
Land and buildings                                  3,005
Accumulated depreciation                           (3,347)
Syndication and distribution costs                  2,043
Estimated costs of liquidation                        261
Accrued environmental clean-up costs                  759
Prepaid rent                                          100
Other                                                 266

Net liabilities - Federal tax basis              $ (1,287)

NOTE F - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and affiliates in 1997 and in 1996:


                                                              1997         1996
                                                                (in thousands)
Property management fees (included in operating expenses)    $ 129         $ 122

Reimbursements for services of affiliates
   (included in operating and general and administrative
   expenses and investment property)                            86            67

Included in "Reimbursements for services of affiliates" for 1997 is approximately $7,000 in reimbursements for construction oversight costs.

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

The AAP working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, including accrued interest of approximately $751,000, was approximately $2,267,000 at December 31, 1997, all of which is in default due to nonpayment at maturity in November 1997. Total interest expense for this loan was approximately $161,000 and $156,000 for the years ended December 31, 1997 and 1996, respectively.

At December 31, 1997, AMIT holds one secured and two unsecured notes receivable from the Partnership. Total indebtedness from the two unsecured notes, including accrued interest of approximately $987,000, is approximately $3,863,000 all of which is in default at December 31, 1997, due to maturity. Subsequent to December 31, 1997, a second trust deed of $375,000 and related accrued interest of approximately $3,000 was purchased by AMIT. This second trust deed matured December 1997. Total interest expense paid or accrued to AMIT was $619,000 and $514,000 for the years ended December 31, 1997 and 1996, respectively. As discussed in "Note A", in January 1998, the Partnership granted AMIT a Deed in Lieu of Foreclosure on Silver Ridge Apartments. This transfer of the investment property to AMIT effectively reduced the amounts owed to AMIT by approximately $992,000. AMIT assumed the first mortgage of approximately $4,525,000 secured by the property.

In November 1992, MAE GP acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B shares provide that they are convertible, in whole or in part, into Class A Common Shares of AMIT on the basis of 1 Class A share for every 49 Class B shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed not to convert the Class B shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B shares is also entitled to vote on the same basis as the holders of Class A shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive settlement agreement), have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995), as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the grant of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B shares (as a single block) in the same manner as a majority of the Class A shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section
6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"), and in connection with that merger, MAE GP dividended all of the Class B shares to its sole stockholder, Metropolitan Asset enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted and intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A shares of AMIT at December 31, 1997. These Class A shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, an entity then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A share and Class B share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT when this transaction is consummated.

NOTE G - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION


                                              Initial Cost
                                             To Partnership
                                             (in thousands)
                                                                     Cost
                                                    Buildings     Capitalized    Adjustment
                                                   and Related     (Removed)         to
                                                     Personal    Subsequent to   Liquidation
         Description         Encumbrances   Land     Property     Acquisition       Basis
Whispering Pines Apartments   $  4,252   $  579     $  5,211       $  (312)       $  (391)

Silver Ridge Apartments          4,900      642        6,244          (464)        (1,022)

Angeles Partners 16              4,393       --           --            --             --

   Totals                     $ 13,545   $1,221     $ 11,455       $  (776)       $(1,413)

                                      At December 31, 1997
                                          (in thousands)
                                       Buildings
                                      And Related
                                        Personal              Accumulated     Date      Depreciable
        Description            Land     Property     Total    Depreciated   Acquired    Life-Years
Whispering Pines Apartments  $  509    $ 4,578      $ 5,087       (1)       06/30/89       (1)

Silver Ridge Apartments         567      4,833        5,400       (1)       12/29/87       (1)

   Totals                    $1,076    $ 9,411      $10,487

(1) As a result of adopting the liquidation basis of accounting, the gross carrying values of the properties were adjusted to their net realizable value and will not be depreciated further.

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                            Years Ended December 31,
                                              1997           1996
                                                (in thousands)
Investment Properties

Balance at beginning of year               $  11,747      $  11,685
Property improvements                            321             62
Adjustments to liquidation basis              (1,413)            --
Dispositions                                    (168)            --

Balance at end of Year                     $  10,487      $  11,747

Accumulated Depreciation

Balance at beginning of year               $   3,303      $   3,006
Additions charged to expense                     308            297
Adjustments to liquidation basis              (3,570)            --
Dispositions                                     (41)            --

Balance at end of Year                     $      --      $   3,303

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is $13,492,000 and $13,169,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is $3,347,000 and $2,968,000.

NOTE H - ENVIRONMENTAL ESCROW

In 1995, the Partnership sold the North Prior Industrial Park to an unrelated party. As required by the sales agreement, the Partnership established three escrows, one of which has not been expended at December 31, 1997.

This escrow was established for costs associated with fuel oil contamination at the property. In January 1993, a local fuel oil distributor pumped fuel oil into a testing well instead of into the storage tank at North Prior Industrial Park. The Partnership notified the necessary authorities and engaged an environmental engineering firm to develop a plan of action to clean up the site. The cost of the clean up, which was not covered by insurance, was estimated to be approximately $900,000 over a five year period. A liability has been recorded to cover the estimated costs to clean-up the site and is included in other Liabilities, and the funds have been set aside in an escrow account. At December 31, 1997, the balance remaining in this account was approximately $872,000. The Partnership entered into an agreement with the buyer of the property limiting the Partnership's liability with regard to the clean up of this site to the balance of the escrow account. In January 1998, the Partnership received a "Site Closure Letter" from the Minnesota Pollution and Control Agency which states that environmental risks have been reduced to minimal levels and that monitoring and remedial efforts may be discontinued for the present. The General Partner has not decreased the accrual for this liability as it believes the obligation has not been satisfied. The Partnership expects to receive any remaining funds in the escrow account in 1998. They will be used to pay down the AMIT debt discussed above (see "Note D").

NOTE I - LEGAL SETTLEMENT

The Partnership was the plaintiff in a lawsuit filed against the fuel oil distributor for damages sustained as discussed in "Note H" above. A mediation hearing was held in December 1996 in which the defendants agreed that the claims may be resolved by payment by the defendants to the Partnership. During the second quarter of 1997, a complete settlement of the litigation was concluded. The total amount of the settlement was $340,000 and is included in total revenues at December 31, 1997. These funds were remitted to AMIT and were applied to the principal balance ($11,000) and accrued interest ($329,000) on the North Prior debt.

NOTE J - ABANDONMENT OF LIMITED PARTNERSHIP UNITS

In 1996, the number of Limited Partnership Units decreased by 40 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the Limited Partner will still be allocated his or her share of the income or loss for that entire year. The loss per limited partnership unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.

NOTE K - SUBSEQUENT EVENT

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.



                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Angeles Realty Corporation II ("ARC II" or the "General Partner"), is a wholly-owned subsidiary of MAE GP Corporation (MAE GP), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the Managing General Partner is now a wholly-owned subsidiary of IPT.

The names of the directors and executive officers of ARC II, their ages and the nature of all positions with ARC II presently held by them are as follows:


     Name                          Age                 Position

Carroll D. Vinson                   57             President and Director

Robert D. Long, Jr.                 30             Vice President and Chief
                                                   Accounting Officer

William H. Jarrard, Jr.             51             Vice President

Daniel M. LeBey                     32             Secretary

Kelley M. Buechler                  40             Assistant Secretary


Carroll D. Vinson has been President and Director of the General Partner and President of Metropolitan Asset Enhancement, L.P. ("MAE"), and subsidiaries since August 1994. He has acted as Chief Operating Officer of IPT, since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

Robert D. Long, Jr. has been Vice President of the General Partner since August 1994. Mr. Long joined MAE in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

William H. Jarrard, Jr. has been Vice President of the General Partner since December 1992. He has acted as Senior Vice President of IPT since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Daniel M. LeBey has been Secretary of the General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the General Partner since December 1992 and Assistant Secretary of Insignia since 1991.

ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, certain fees and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12." below.


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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and affiliates in 1997 and in 1996:


                                                     1997           1996
                                                        (in thousands)
Property management fees                            $ 129          $ 122

Reimbursements for services of affiliates              86             67

Included in "Reimbursements for services of affiliates" for 1997 is approximately $7,000 in reimbursements for construction oversight costs.

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

The AAP working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, including accrued interest of approximately $751,000, was approximately $2,267,000 at December 31, 1997, all of which is in default due to maturity. This loan requires monthly interest only payments at prime plus 2% paid from available cash flow. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership generating excess proceeds, or iii) November 25, 1997. Total interest expense for this loan was approximately $161,000 and $156,000 for the years ended December 31, 1997 and 1996, respectively.

At December 31, 1997, AMIT holds one secured and two unsecured notes receivable from the Partnership. Total indebtedness from the two unsecured notes, including accrued interest of approximately $987,000, is approximately $3,863,000 all of which is in default at December 31, 1997, due to maturity. Subsequent to December 31, 1997, a second trust deed of $375,000 and related accrued interest of approximately $3,000 was purchased by AMIT. Total interest expense paid or accrued to AMIT was $619,000 and $514,000 for the years ended December 31, 1997 and 1996, respectively. As discussed in "Note A", in January 1998, the Partnership granted AMIT a Deed in Lieu of Foreclosure on Silver Ridge Apartments. This transfer of the investment property to AMIT effectively reduced the amounts owed to AMIT by approximately $992,000. AMIT assumed the first mortgage of approximately $4,525,000 secured by the property.

In November 1992, MAE GP Corporation ("MAE GP") acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B shares provide that they are convertible, in whole or in part, into Class A Common Shares of AMIT on the basis of 1 Class A share for every 49 Class B shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed not to convert the Class B shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B shares is also entitled to vote on the same basis as the holders of Class A shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of
AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive settlement agreement), have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995), as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the grant of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B shares (as a single block) in the same manner as a majority of the Class A shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section
6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"), and in connection with that merger, MAE GP dividended all of the Class B shares to its sole stockholder, Metropolitan Asset enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted and intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A shares of AMIT at December 31, 1997. These Class A shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, an entity then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A share and Class B share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT when this transaction is consummated.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  See Exhibit Index contained herein.
     (b)  Reports on Form 8-K filed during the fourth quarter of 1997:  None.

      A Form 8-K was filed on January 30, 1998, reporting Deed in Lieu of Foreclosure between the Partnership and Angeles Mortgage Investment Trust.


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


                            ANGELES PARTNERS 16
                            (A California Limited Partnership)
                            (Registrant)


                            By:   Angeles Realty Corporation II
                                  General Partner


                            By:  /s/ Carroll D. Vinson
                                 Carroll D. Vinson
                                 President and Director


                            Date: March 26, 1998



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.



/s/ Carroll D. Vinson       President and Director      Date:  March 26, 1998
Carroll D. Vinson


/s/ Robert D. Long, Jr.     Vice President and          Date:  March 26, 1998
Robert D. Long, Jr.         Chief Accounting Officer




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

  10.15 Assignment of Permits and Warranties with Exhibits between Angeles Partners 16 and North Prior, L.L.C. dated June 12, 1995.

  10.16 Assignment of Rents and Leases with Exhibits between Angeles Partners 16 and Towle Real Estate Company dated June 12, 1995.

  10.17 Assignment of Service Contracts with Exhibits between Angeles Partners 16 and Towle Real Estate Company dated June 12, 1995.

  10.18 Assignment of Permits and Warranties with Exhibits between Angeles Partners 16 and Towle Real Estate Company dated June 12, 1995.

  10.19 Deed in Lieu of Foreclosure between Angeles Partners 16, a California partnership, Angeles Realty Corporation II, a California corporation and Angeles Mortgage Investment Trust, a California business trust, as of January 30, 1998.

  27           Financial Data Schedule, is filed as an exhibit to this report.