Form 10QSB
period 1998-03-31
ANGELES PARTNERS 16
filed 1998-05-14
CIK 812187

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from.........to.........

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


ITEM 1.  FINANCIAL STATEMENTS


a)
                              ANGELES PARTNERS 16
                  STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                  (Unaudited)
                                 (in thousands)

                                 March 31, 1998



Assets
  Cash and cash equivalents                             $    165
  Receivables and deposits                                   242
  Restricted escrows                                         881
  Investment properties                                    5,087
                                                           6,375

Liabilities
  Accounts payable                                            11
  Tenant security deposit liabilities                         34
  Accrued taxes                                              159
  Accrued interest                                         1,964
  Other liabilities                                          766
  Notes payable, in default                                8,627
  Estimated costs during the period of liquidation           281
                                                          11,842

Net liabilities in liquidation                          $ (5,467)


                 See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS 16
             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                 (in thousands)

                       Three Months Ended March 31, 1998



Net liabilities in liquidation at December 31, 1997               $(4,334)

Changes in net liabilities in liquidation attributed to:

  Decrease in cash and cash equivalents                              (314)
  Decrease in receivables and deposits                                (81)
  Decrease in restricted escrows                                     (383)
  Decrease in investment properties                                (5,400)
  Decrease in accounts payable                                         20
  Decrease in tenant security deposit liabilities                      35
  Increase in accrued interest                                       (181)
  Decrease in accrued taxes                                           224
  Decrease in other liabilities                                        49
  Decrease in mortgage notes payable                                4,918
  Increase in estimated costs during the period of liquidation        (20)

Net liabilities in liquidation at March 31, 1998                  $(5,467)


                  See Accompanying Notes To Financial Statements
b)
                              ANGELES PARTNERS 16
                            STATEMENT OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                       Three Months Ended March 31, 1997


Revenues:
 Rental income                                                 $   609
 Other income                                                       53
     Total revenues                                                662
Expenses:
 Operating                                                         277
 General and administrative                                         25
 Depreciation                                                       75
 Interest                                                          287
 Property taxes                                                    107
     Total expenses                                                771

     Net loss                                                  $  (109)

Net loss allocated to general partner (1%)                     $    (1)
Net loss allocated to limited partners (99%)                      (108)

     Net loss                                                  $  (109)

Net loss per limited partnership unit:                         $ (7.72)

                 See Accompanying Notes to Financial Statements


d)
                              ANGELES PARTNERS 16
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                       Three Months Ended March 31, 1997


Cash flows from operating activities:
  Net loss                                                         $   (109)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                                         75
    Amortization of loan costs                                            2
  Change in accounts:
    Restricted cash                                                      (2)
    Accounts receivable                                                   1
    Escrows for taxes                                                    53
    Other assets                                                         (2)
    Accounts payable                                                    (15)
    Tenant security deposit liabilities                                   4
    Accrued taxes                                                       (43)
    Accrued interest                                                    157
    Other liabilities                                                   (52)

      Net cash provided by operating activities                          69

Cash flows from investing activities:
  Property improvements and replacements                                (18)
  Net receipts from restricted escrows                                   21

      Net cash provided by investing activities                           3

Cash flows used in financing activities:
  Payments on notes payable                                             (18)

Net increase in cash and cash equivalents                                54

Cash and cash equivalents at beginning of period                        529

Cash and cash equivalents at end of period                        $     583

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $     127


                 See Accompanying Notes to Financial Statements

e)
                              ANGELES PARTNERS 16
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                 March 31, 1997

NOTE A - BASIS OF PRESENTATION

As of December 31, 1997, Angeles Partners 16 (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the imminent loss of its investment properties. The Partnership has experienced significant recurring operating losses, is in default on all of its indebtedness and continues to suffer from inadequate liquidity. No other sources of additional financing are available to the Partnership and Angeles Realty Corporation II ("ARC II" or the "General Partner") does not have any other plans to remedy the liquidity problems the Partnership is currently experiencing.

At March 31, 1998, the Partnership was in default on $2,876,000 of unsecured indebtedness payable to Angeles Mortgage Investment Trust ("AMIT"), plus related accrued interest of approximately $1,147,000, due to its inability to make interest and principal payments when due. In addition, during January 1998, AMIT purchased the second trust deed, in the amount of $375,000, which is secured by Silver Ridge Apartments and matured in December 1997. The lender obtained a judgment against the Partnership that secured their position on $2,017,000 of this indebtedness ("North Prior debt"). On June 19, 1997, a Notice of Sheriff's Execution Sale of Personal and Real Property was filed for the sale of Silver Ridge Apartments. On October 29, 1997, Silver Ridge Apartments was sold at a sheriff's sale to AMIT. Under the laws of the State of Minnesota, this foreclosure was subject to a one year right of redemption. On January 30, 1998, the Partnership granted to AMIT a Deed in Lieu of Foreclosure on Silver Ridge Apartments thereby waiving its right of redemption.

The first mortgage, in the amount of $4,234,000, which is secured by Whispering Pines Apartments, is in default due to nonpayment upon its maturity in January 1997. ARC II is currently marketing this investment property for sale. Monthly payments of principal and interest are still being made and the lender has not initiated foreclosure proceedings. AMIT intends to purchase this first trust deed if the General Partner is unsuccessful in obtaining a purchase agreement. At that time AMIT intends to initiate foreclosure proceedings. The General Partner expects to lose this last investment property in May 1998, and it anticipates that the Partnership will terminate in June 1998.

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

The statement of net liabilities in liquidation as of March 31, 1998, includes approximately $281,000 of costs, net of income, that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by June 30, 1998. These costs principally include interest and administrative expenses. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The General Partner is a wholly-owned subsidiary of Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for payments to affiliates for services and as a reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to the General Partner and affiliates during the three months ended March 31, 1998 and 1997:


                                                    1998       1997
                                                    (in thousands)

Property management fees                             $20        $32

Reimbursement for services of affiliates              17         15


For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which were later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, which receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

In November 1992, Angeles Acceptance Pool ("AAP"), a Delaware limited partnership, was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), which is wholly-owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

The AAP working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, including accrued interest of approximately $790,000, was approximately $2,307,000 at March 31, 1998, all of which is in default due to nonpayment at maturity in November 1997. Total interest expense for this loan was approximately $40,000 and $39,000 for the quarters ended March 31, 1998 and 1997, respectively.

At March 31, 1998, AMIT holds two unsecured notes receivable from the Partnership. Total indebtedness from the two unsecured notes, including accrued interest of approximately $1,147,000, is approximately $4,023,000 all of which is in default at March 31, 1998, due to maturity. Total interest expense paid or accrued to AMIT was $160,000 and $118,000 for the quarters ended March 31, 1998 and 1997, respectively. As discussed in "Note A", in January 1998, the Partnership granted AMIT a Deed in Lieu of Foreclosure on Silver Ridge Apartments. This transfer of the investment property to AMIT effectively reduced the amounts owed to AMIT by approximately $992,000. AMIT assumed the first mortgage of approximately $4,525,000 secured by the property.

In November 1992, MAE GP acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B shares provide that they are convertible, in whole or in part, into Class A Common Shares of AMIT on the basis of one Class A share for every 49 Class B shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed not to convert the Class B shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B shares is also entitled to vote on the same basis as the holders of Class A shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of AMIT).

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

Between its acquisition of the Class B shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into IPT, an affiliate of Insignia, and in connection with that merger, MAE GP dividended all of the Class B shares to its sole stockholder, Metropolitan Asset enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted or intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B shares as it deems appropriate in the future.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership. It is anticipated, however, that the Partnership will be liquidated prior to the consummation of the AIMCO transaction. In any event, it is not anticipated that this transaction will have a material effect on the Partnership.

NOTE C - ENVIRONMENTAL ESCROW

In 1995, the Partnership sold the North Prior Industrial Park to an unrelated party. As required by the sales agreement, the Partnership established three escrows, one of which has not been expended at March 31, 1998.

This escrow was established for costs associated with fuel oil contamination at the property. In January 1993, a local fuel oil distributor pumped fuel oil into a testing well instead of into the storage tank at North Prior Industrial Park. The Partnership notified the necessary authorities and engaged an environmental engineering firm to develop a plan of action to clean up the site. The cost of the clean up, which was not covered by insurance, was estimated to be approximately $900,000 over a five year period. A liability has been recorded to cover the estimated costs to clean-up the site and is included in other Liabilities, and the funds have been set aside in an escrow account. At March 31, 1998, the balance remaining in this account was approximately $878,000. The Partnership entered into an agreement with the buyer of the property limiting the Partnership's liability with regard to the clean up of this site to the balance of the escrow account. In January 1998, the Partnership received a "Site Closure Letter" from the Minnesota Pollution and Control Agency which states that environmental risks have been reduced to minimal levels and that monitoring and remedial efforts may be discontinued for the present. The General Partner has not decreased the accrual for this liability as it believes the obligation has not been satisfied. The Partnership expects to receive any remaining funds in the escrow account in 1998. They will be used to pay down the AMIT debt discussed above (see "Note B").

NOTE D - FORECLOSURE OF INVESTMENT PROPERTY

On June 19, 1997, a Notice of Sheriff's Execution Sale of Personal and Real Property was filed for the sale of Silver Ridge Apartments. On October 29, 1997, Silver Ridge Apartments was sold at a sheriff's sale to AMIT. Under the laws of the State of Minnesota, this foreclosure was subject to a one year right of redemption. On January 30, 1998, the Partnership granted to AMIT a Deed in Lieu of Foreclosure on Silver Ridge Apartments thereby waiving its right of redemption.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

As of December 31, 1997, the Partnership adopted the liquidation basis of accounting due to the imminent loss of its investment properties. The Partnership has experienced significant recurring operating losses, is in default on all of its indebtedness and continues to suffer from inadequate liquidity. No other sources of additional financing are available to the Partnership and the General Partner does not have any other plans to remedy the liquidity problems the Partnership is currently experiencing.

At March 31, 1998, the Partnership was in default on $2,876,000 of unsecured indebtedness payable to Angeles Mortgage Investment Trust ("AMIT"), plus related accrued interest of approximately $1,147,000, due to its inability to make interest and principal payments when due. In addition, during January 1998, AMIT purchased the second trust deed, in the amount of $375,000, which is secured by Silver Ridge Apartments and matured in December 1997. The lender obtained a judgment against the Partnership that secured their position on $2,017,000 of this indebtedness ("North Prior debt"). On June 19, 1997, a Notice of Sheriff's Execution Sale of Personal and Real Property was filed for the sale of Silver Ridge Apartments. On October 29, 1997, Silver Ridge Apartments was sold at a sheriff's sale to AMIT. Under the laws of the State of Minnesota, this foreclosure was subject to a one year right of redemption. In January 1998, the Partnership granted to AMIT a Deed in Lieu of Foreclosure on Silver Ridge Apartments thereby waiving its right of redemption.

The first mortgage, in the amount of $4,234,000, which is secured by Whispering Pines Apartments, is in default due to nonpayment upon its maturity in January 1997. ARC II is currently marketing this investment property for sale. Monthly payments of principal and interest are still being made and the lender has not initiated foreclosure proceedings. AMIT has indicated its intent to purchase this first trust deed if the General Partner is unsuccessful in obtaining a purchase agreement. In that event, the Partnership anticipates that AMIT will initiate foreclosure proceedings. The General Partner expects to lose this last investment property in May 1998, and it anticipates that the Partnership will terminate in June 1998.

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

For the three months ended March 31, 1998, the Partnership recorded a net increase in net liabilities in liquidation of approximately $1,133,000. The statement of net liabilities in liquidation as of March 31, 1998, includes approximately $281,000 of costs, net of income, that the General Partner estimates will be incurred during the period of liquidation based upon the assumption that the liquidation process will be complete by June 30, 1998.
These costs include anticipated legal fees and administrative expenses. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidating period may be shorter than projected or it may be extended beyond the projected period.

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements of the Partnership expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING


In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

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


                                   ANGELES PARTNERS 16

                                   By:    Angeles Realty Corporation II
                                          General Partner


                                   By:    /s/Carroll D. Vinson
                                          Carroll D. Vinson
                                          President/Director


                                   By:    /s/Robert D. Long
                                          Robert D. Long
                                          Vice President/CAO


                                   Date:  May 14, 1998